Form 10-Q
period 1995-09-30
NHP INC
filed 1995-11-13
CIK 946358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1995

                                NHP INCORPORATED
                      (Commission file number: 33-93110)
             (Exact name of registrant as specified in its charter)


                     DELAWARE                               52-1445137
      (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                             1225 EYE STREET, N.W.
                             WASHINGTON, D.C. 20005
                    (Address of principal executive offices)
                                 (202) 347-6247
              (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes        X            No
                              -------------           -----------


At October 31, 1995, there were approximately 12,255,700 shares of common stock outstanding.

                       NHP INCORPORATED AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                Table of Contents


                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

       Condensed Consolidated Statements of Operations
       -   Three Months and Nine Months Ended September 30, 1995
           and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

       Condensed Consolidated Balance Sheets
       -   September 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . .     2

       Condensed Consolidated Statements of Cash Flows
       -   Nine Months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .     3

       Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . .     4

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .     9


PART II.  OTHER INFORMATION

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .     18


SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       NHP INCORPORATED AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                         FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                        -----------------------           ------------------------
                                                                          1995           1994               1995           1994
                                                                        --------       --------           --------      ----------
REVENUES, SUBSTANTIALLY ALL FROM RELATED PARTIES
   Property management services                                         $ 12,068      $  10,204          $  35,231     $   30,318
   On-site personnel, general and administrative cost
          reimbursement                                                   29,899         27,945             87,756         73,530
   Administrative and reporting fees                                         924          1,040              2,772          3,090
   Buyers access fees                                                        650            534              1,898          1,564
   Insurance advisory services                                               261            216                815            717
   Tax credit investment fees                                                 75             42                324            543
                                                                        --------       --------           --------      ----------
           Total revenue                                                  43,877         39,981            128,796        109,762
                                                                        --------       --------           --------      ----------
EXPENSES
   Salaries and benefits
    On-site employees                                                     28,805         26,729             84,336         69,858
    Off-site employees                                                     5,385          4,587             16,264         13,871
   Other general and administrative                                        2,584          2,405              8,568          7,580
   Costs charged to the Real Estate Companies                              1,094          1,216              3,420          3,672
   Amortization of purchased management contracts                            781            510              2,256          1,530
   Depreciation and amortization                                             172            136                473            343
   Other non-recurring expenses                                              -              -                   45            -
                                                                        --------       --------           --------      ----------
           Total expenses                                                 38,821         35,583            115,362         96,854
                                                                        --------       --------           --------      ----------
   Operating income                                                        5,056          4,398             13,434         12,908

   Interest expense, net                                                  (1,317)        (1,490)            (5,072)        (4,194)
                                                                        --------       --------           --------      ----------
   Income from continuing operations before income
          taxes and extraordinary item                                     3,739          2,908              8,362          8,714
   Benefit for income taxes                                               19,981            -               19,981            -
                                                                        --------       --------           --------      ----------
   Income from continuing operations before extraordinary item            23,720          2,908             28,343          8,714

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations sold 8/18/95, net of $1,309 income tax benefit for the three and nine months
    ended September 30, 1995, $0 for 1994                                     90          2,792             (1,963)        (1,310)
                                                                        --------       --------           --------      ----------
   Income before extraordinary item                                       23,810          5,700             26,380          7,404

EXTRAORDINARY ITEM
   Write-off of deferred costs associated with terminated credit
    agreement, net of $266 income tax benefit                               (400)           -                 (400)           -
                                                                        --------       --------           --------      ----------
           Net income                                                   $ 23,410      $   5,700          $  25,980     $    7,404
                                                                        ========       ========           ========      ==========
NET INCOME PER COMMON SHARE
   Continuing operations before extraordinary item                      $   2.35      $    0.36          $    3.25     $     1.08
   Discontinued operations                                                  0.01           0.35              (0.22)         (0.16)
   Extraordinary item                                                      (0.04)           -                (0.05)           -
                                                                        --------       --------           --------      ----------
           Net income per common share                                  $   2.32      $    0.71          $    2.98     $     0.92
                                                                        ========       ========           ========      ==========

Shares used for computation (000)                                         10,074          8,010              8,717          8,024


  The accompanying notes are an integral part of these condensd consolidated financial statements.

                       NHP INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                              ASSETS

                                                                                 September 30, 1995     December 31, 1994
                                                                                 ------------------     -----------------
                                                                                    (Unaudited)
Cash and cash equivalents                                                           $    4,721          $     12,090
Receivables, substantially all from related parties, net of allowance for doubtful accounts of $1,685 and $1,861 in 1995 and 1994,
 respectively.                                                                           7,684                 6,288
On-site cost reimbursement receivable, substantially all from
 related parties                                                                         4,637                 3,376
Other                                                                                    1,537                    85
                                                                                  -------------          ------------
     Total current assets                                                               18,579                21,839

Purchased management contracts, net of accumulated amortization
 of  $7,589 and $5,333 in 1995 and 1994, respectively.                                  33,193                30,153
Property and equipment, net of accumulated depreciation and
 amortization of $1,181 and $848 in 1995 and 1994,
 respectively.                                                                           1,551                 1,351
Purchased software, net of accumulated amortization of $313 and
 $172 in 1995 and 1994, respectively.                                                    1,742                   655
Deferred costs and other                                                                 1,947                 3,670
Deferred tax asset                                                                      22,222                     -
                                                                                  -------------          ------------
                                                                                    $   79,234          $     57,668
                                                                                  =============          ============
                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current portion long-term debt, including amounts payable to related
 parties of $351 in 1994.                                                           $        -          $      7,851
Accounts payable                                                                         6,286                10,639
Accrued expenses                                                                         7,461                 8,349
Accrued on-site salaries and benefits, substantially all to related parties              4,637                 3,376
Deferred revenues                                                                        1,708                 1,685
                                                                                  -------------          ------------
     Total current liabilities                                                          20,092                31,900

Notes payable to bank                                                                   20,000                43,759
Notes payable to related parties                                                           495                18,523
Other long term liabilities                                                              2,656                 1,224
Net liabilities of discontinued operations                                                   -                 9,816
                                                                                  -------------          ------------
     Total liabilities                                                                  43,243               105,222
                                                                                  -------------          ------------

Shareholders' Equity (Deficit)
 Common stock, $.01 par value; 25,000,000 shares authorized;
   12,255,675 and 7,986,925 shares issued and outstanding in 1995
   and 1994, respectively.                                                                 123                    80
 Additional paid-in capital                                                            126,400                68,878
 Accumulated deficit                                                                   (90,532)             (116,512)
                                                                                  -------------          ------------
 Total shareholders' equity (deficit)                                                   35,991               (47,554)
                                                                                  -------------          ------------
                                                                                    $   79,234          $     57,668
                                                                                  =============          ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       NHP INCORPORATED AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flow (Unaudited)
                                 (In Thousands)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                  1995                1994
                                                                                               -----------         -----------
Cash Flows From Operating Activities
 Net income                                                                                    $   25,980          $     7,404
 Extraordinary item                                                                                   400                    -
 Discontinued operations                                                                            1,963                1,310
                                                                                               -----------         -----------
 Income before extraordinary item and discontinued
   operations                                                                                      28,343                8,714
 Adjustments to reconcile net income to net cash
   provided by continuing operations:
     Depreciation and amortization                                                                  2,729                1,873
     Amortization of deferred financing costs                                                         386                  255
     Income tax benefit                                                                           (19,981)                   -
     Provision for doubtful accounts                                                                    -                   13
     Write-off of receivables, substantially all from related parties                                (176)                 (30)
     Other noncash charges                                                                            583                    -
     (Increase) decrease in receivables                                                            (2,481)                (343)
     (Increase) decrease in deferred costs and other                                               (1,312)                  (7)
     Increase (decrease) in accounts payable and
       accrued expenses                                                                              (555)              (1,292)
     Increase (decrease) in deferred revenues                                                        (203)                  97
                                                                                               -----------         -----------
     Net cash provided by continuing operations                                                     7,333                9,280
     Net cash used in discontinued operations                                                      (8,554)              (7,775)
                                                                                               -----------         -----------
   Net cash provided by (used in) operating activities                                             (1,221)               1,505
                                                                                               -----------         -----------

Cash Flows From Investing Activities
 Purchase of management contracts                                                                 (11,767)              (2,167)
 Purchase of fixed assets                                                                          (1,733)              (2,248)
                                                                                               -----------         -----------
 Net cash used in investing activities                                                            (13,500)              (4,415)
                                                                                               -----------         -----------
Cash Flows From Financing Activities
 Bank borrowings                                                                                   27,207                  133
 Repayment of bank borrowings                                                                     (58,466)              (3,500)
 Borrowings from related parties                                                                    1,119                3,903
 Repayments of notes payable to related parties                                                   (10,369)                   -
 Repurchases of common stock from related parties                                                    (375)                (245)
 Proceeds from issuance of common stock, net                                                       51,987
 Proceeds from sale of stock to related parties                                                         -                   26
 Payment of financing, offering and disposition costs                                              (3,751)                (770)
                                                                                               -----------         -----------
 Net cash provided by (used in) financing activities                                                7,352                 (453)
                                                                                               -----------         -----------

Decrease in Cash and Cash Equivalents                                                              (7,369)              (3,363)
Cash and Cash Equivalents, beginning of period                                                     12,090                9,234
                                                                                               -----------         -----------
Cash and Cash Equivalents, end of period                                                       $    4,721          $     5,871
                                                                                               ===========         ===========
Non-cash Items:
 Reduction in notes payable to related parties -
  sale of Real Estate Companies                                                               $    9,129          $         -





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       NHP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of NHP Incorporated ("the Company") and its wholly-owned subsidiaries. On August 18, 1995, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interests in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and CEO of the Company ("Mr. Heller"). The financial statements include the accounts of the Real Estate Companies through August 18, 1995, presented as discontinued operations. The Company will continue to provide services to the Real Estate Companies and, therefore, intercompany revenues and expenses between the Company and the Real Estate Companies have not been eliminated from the Company's revenues and expenses in the accompanying condensed consolidated financial statements. All other material intercompany accounts and transactions have been eliminated in consolidation.

         Management believes that all adjustments necessary for a fair statement of results have been included in the condensed consolidated financial statements for the interim periods presented, which are unaudited. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in Amendment No. 6 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 8, 1995.

(2)      INITIAL PUBLIC OFFERING AND OTHER SIGNIFICANT TRANSACTIONS

         On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million (the "Closing"). At that time, the Company entered into a $75 million, three-year unsecured revolving credit facility (the "Credit Facility"). At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for an additional year or convert it to a two-year term loan. Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. Interest on the Credit Facility is equal to, at the Company's option, either The First National Bank of Boston's base rate from time to time or 175 basis points over the LIBOR rate in effect from time to time. The Credit Facility requires that any additional borrowings be subordinated to the Credit Facility, except that up to $10.0 million of additional borrowings will be permitted if entered into in connection with the acquisition of assets after the Closing date.

                       NHP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         At Closing, the Company drew $20.0 million on the Credit Facility and used those funds together with the net proceeds of the IPO as follows: (i) $54.7 million was used to repay in full the Company's indebtedness under its previous credit facility, which was simultaneously terminated by the Company;
(ii) $7.0 million was used to repay a note to a former institutional shareholder of the Company; and (iii) $5.5 million was used to repay Company indebtedness to Demeter, Capricorn and Mr. Heller. The remaining proceeds were added to the Company's working capital.

         In connection with the repayment of the Company's previous credit facility, the Company wrote off $666,000 of deferred financing costs which have been recorded net of a $266,000 income tax benefit and classified as an extraordinary item in the accompanying consolidated statements of operations.

         In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled approximately $9.1 million of indebtedness owed to them by the Company. The net liabilities of the Real Estate Companies as of the date of sale were approximately $4.6 million, and transaction costs related to the sale were estimated to be $4.6 million, which resulted in the Company recording a net gain of approximately $9.1 million. The gain was recorded as a direct adjustment to additional paid-in capital.

(3)      NOTES PAYABLE

         As a result of the transactions described in Note 2 above, the Company has reduced its debt from the June 30, 1995 levels. Notes Payable at September 30, 1995, consist of the following (in thousands):

                   Notes payable to banks                          $20,000
                   Note payable to related parties                     495
                                                                   -------

                       Total notes payable                         $20,495
                                                                    ======

(4)      INCOME TAXES

         As of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") of over $140.0 million. In connection with the sale of the Real Estate Companies (discontinued operations), the Company utilized approximately $60.0 million of its NOLS, and the remaining NOLs were allocated between the Company and the Real Estate Companies. At September 30, 1995, the Company estimates that it has approximately

                       NHP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



$80.0 million of gross unused NOLs for Federal tax purposes which expire from 2004 through 2008.

         Historically, the Company has established a valuation allowance for the full amount of the NOLs. The valuation allowance was created due to the uncertainty surrounding the Company's ability to generate sufficient taxable income to utilize the NOLs. Upon the sale of the Real Estate Companies, the Company reduced its valuation allowance resulting in a net deferred tax asset of $22.2 million. Management reduced the valuation allowance due to the sale of the Real Estate Companies as these entities have historically generated operating losses, while continuing operations have historically generated operating income.

         The following table summarizes the consolidated tax effect related to the Company's deferred tax assets and liabilities as of September 30, 1995 (in thousands):

                 Deferred tax assets:
                    Net operating loss carryforwards                                       $28,696
                    Tax credit carryforwards                                                   471
                    Other                                                                      553
                                                                                          --------

                 Total deferred tax assets                                                  29,720
                 Valuation allowance for deferred tax assets                                 5,020
                                                                                           -------


                 Deferred tax assets                                                        24,700

                 Deferred tax liabilities:
                    Amortization of purchased management contracts                           1,135
                    Management fees receivable                                               1,343
                                                                                           -------

                 Total deferred tax liabilities                                              2,478
                                                                                           -------


                 Net deferred tax asset                                                    $22,222
                                                                                            ======

         The Company did not record a tax provision during the first and second quarter of 1995. The third quarter financial statements reflect the Company's year-to-date tax provision. A reconciliation of income tax expense computed at the statutory Federal rate to the provision for income taxes included in the condensed consolidated statement of operations is as follows (in thousands):

                       NHP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                             Three and Nine Months
                                                                                    Ended
                                                                              September 30, 1995
                                                                              ------------------
      Tax provision - continuing operations
        at the Federal statutory rate - 35%                                        $  2,927
      State income tax, net of Federal tax
        benefit - 5%                                                                    418

      Change in valuation allowance                                                 (23,326)
                                                                                    -------

      Benefit for income taxes - continuing operations                             $(19,981)
                                                                                    =======

         The components of the provision (benefit) for income taxes attributable to continuing operations for the three and nine months ended September 30, 1995 are as follows (in thousands):

  Current provision                                                 $    284
  Deferred provision                                                   3,061

  Decrease in valuation allowance for deferred tax assets            (23,326)
                                                                     -------

  Benefit for income taxes - continuing operations                  $(19,981)
                                                                      =======

(5)      RELATED PARTY AGREEMENTS

         In connection with the sale of the Real Estate Companies, at Closing the Company and the Real Estate Companies entered into agreements (the "Intercompany Agreements") which govern their ongoing relationship.
Significant aspects of the Intercompany Agreements include provisions whereby
(i) the Company will be selected to provide property management and related services for properties in which the Real Estate Companies have a controlling interest subject to certain conditions, for an initial period of 25 years; (ii) upon the disposal by the Real Estate Companies of properties or interests in properties which the Company managed on August 18, 1995, the Real Estate Companies will make a payment of up to 200%, subject to certain conditions, of the annual fees the Company receives with respect to the property; (iii) the Company will provide to the Real Estate Companies, at cost, certain administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investments in multi-family properties, terminable on short notice by either party; (iv) the Real Estate Companies and their equity holders have granted the Company a right of first refusal with respect to any transaction resulting in a change of control of the Real Estate Companies, as

                       NHP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



defined, of the Real Estate Companies; (v) the Real Estate Companies have indemnified the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management) of properties prior to, on and after August 18, 1995; (vi) the Real Estate Companies will limit the Company's liability, by an agreed-upon formula, for taxes arising from the sale of the Real Estate Companies. The Intercompany Agreements may only be amended with the approval of the Real Estate Companies and the Company, and a majority of the members of the Board of Directors of the Company having no interest in the Real Estate Companies must approve such amendments if they involve a conflict of interest with directors having an interest in the Real Estate Companies.

(6)      SUPPLEMENTAL EARNINGS PER SHARE INFORMATION

         Earnings per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period presented. On August 18, 1995, the Company completed an IPO of 4.3 million shares of common stock and used the net proceeds in their entirety to repay certain outstanding debt. The following is provided as supplemental information to illustrate the effect on earnings per share as if the Company had issued the 4.3 million shares on January 1, 1994 and used the $52.0 million of net proceeds to repay debt at that time, thereby increasing shares outstanding for all periods and reducing interest expense:

                                        Three Months Ended                Nine Months Ended
                                          September 30,                     September 30,
                                     -------------------------         ------------------------
                                        1995          1994                1995          1994
                                        ----          ----                ----          ----
          Earnings per share
            as reported                   $2.32          $0.71               $2.98        $0.92
          Earnings per share
            pro forma(a)                  $1.93          $0.54               $2.25        $0.84

(a) Assuming 4.3 million additional shares of common stock had been issued January 1, 1994 and debt reduced by $52.0 million at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On August 18, 1995, NHP Incorporated ("the Company") completed an initial public offering ("IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Prior to that date the Company had been owned by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interests in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and CEO of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies have been presented as discontinued operations for the three and nine months ended September 30, 1995 and 1994. Therefore, the following discussion relates solely to the continuing operations of the Company.

         The Company continued implementing its acquisition strategy during the third quarter, increasing total units managed by approximately 2% from June 30 levels to 126,893 units at September 30, 1995. On October 31, 1995, the Company acquired the right to manage 15 properties, consisting of 2,552 apartment units, from the Savings and Loan Network, formerly known as Rescorp, for consideration of approximately $2.3 million. At that time, a subsidiary of the Real Estate Companies acquired the stock of entities owning general partnership interests in 11 of the properties in exchange for the right to receive partnership cash flow and incentive fees. Two of the properties (424 units) are classified as conventional, and 13 of the properties (2,128 units) are classified as affordable, that is, they receive at least one form of government assistance or subsidy. The Company continues to pursue additional acquisitions. However, there can be no assurance that the Company's pursuit of acquisition opportunities will be successful.

RESULTS OF OPERATIONS

         Table 1 below sets forth the percentage of the Company's total revenue represented by each operating statement line presented. This table is presented as supplemental information to enable the reader to better analyze the Company's change in revenues and expenses during the three and nine months ended September 30, 1995 versus the same periods of 1994. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from the Company's additional management contracts. Such a presentation would also reflect economies in the Company's operating expenses, to the extent they exist.

                TABLE 1 - SUMMARY FINANCIAL AND OPERATIONAL DATA
              REVENUE AND EXPENSE AS A PERCENTAGE OF TOTAL REVENUE

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -------------------------         --------------------------
                                                             1995             1994            1995              1994
                                                           --------         --------         -------          ---------
REVENUES
  Property management services                               27.5%             25.5%          27.4%              27.6%
  On-site personnel, general and administrative cost
    reimbursement                                            68.1%             69.9%          68.1%              67.0%
  Administrative and reporting fees                           2.1%              2.6%           2.1%               2.8%
  Buyers access fees                                          1.5%              1.3%           1.5%               1.4%
  Insurance advisory services                                 0.6%              0.6%           0.6%               0.7%
  Tax credit investment fees                                  0.2%              0.1%           0.3%               0.5%
                                                           --------         --------         -------          ---------
       Total revenue                                        100.0%            100.0%         100.0%             100.0%
                                                           --------         --------         -------          ---------
EXPENSES
  Salaries and benefits
    On-site employees                                        65.6%             66.9%          65.5%              63.7%
    Off-site employees                                       12.3%             11.5%          12.6%              12.6%
  Other general and administrative                            5.9%              6.0%           6.6%               6.9%
  Costs charged to the Real Estate Segment                    2.5%              3.0%           2.7%               3.3%
  Amortization of purchased management contracts              1.8%              1.3%           1.8%               1.4%
  Depreciation and amortization                               0.4%              0.3%           0.4%               0.3%
  Provision for doubtful accounts                             0.0%              0.0%           0.0%               0.0%
  Other non-recurring expenses                                0.0%              0.0%           0.0%               0.0%
                                                           --------         --------         -------          ---------
       Total expenses                                        88.5%             89.0%          89.6%              88.3%
                                                           --------         --------         -------          ---------

  Operating Income                                           11.5%             11.0%          10.4%              11.8%

  Interest expense, net                                      -3.0%             -3.7%          -3.9%              -3.8%
                                                           --------         --------         -------          ---------

  Income from continuing operations before income
    taxes and extraordinary items                             8.5%              7.3%           6.5%               8.0%



     The Company's expenses include salaries and benefits with respect to employees working at managed properties, which are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the Company's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows the Company's adjusted revenue and expenses, which exclude on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of the Company's total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each operating statement line presented. See discussion regarding Table 1 above.

               TABLE 2  -- SUMMARY FINANCIAL AND OPERTIONAL DATA
                     ADJUSTED REVENUE AND ADJUSTED EXPENSES
                                 (IN THOUSANDS)


                                                            THREE MONTHS                  NINE MONTHS
                                                         ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                      -------------------------     --------------------------
                                                         1995          1994            1995          1994
                                                      ----------    -----------     -----------  -------------
REVENUES
  Property management services                        $   12,068    $   10,204         35,231    $   30,318
  Administrative and reporting fees                          924         1,040          2,772         3,090
  Buyers access fees                                         650           534          1,898         1,564
  Insurance advisory services                                261           216            815           717
  Tax credit investment fees                                  75            42            324           543
                                                      ----------    -----------     -----------  -------------
       Adjusted Revenue (1)                               13,978        12,036         41,040        36,232
                                                      ----------    -----------     -----------  -------------
EXPENSES
  Salaries and benefits - off-site employees               5,385         4,587         16,264        13,871
  Other general and administrative                         2,584         2,405          8,568         7,580
  Amortization of purchased management contracts             781           510          2,256         1,530
  Depreciation and amortization                              172           136            473           343
  Other non-recurring expenses                               -             -               45           -
                                                      ----------    -----------     -----------  -------------

       Adjusted Expense (2)                                8,922         7,638         27,606        23,324
                                                      ----------    -----------     -----------  -------------

  Operating Income                                         5,056         4,398         13,434        12,908

  Interest expense, net                                   (1,317)       (1,490)        (5,072)       (4,194)
                                                      ----------    -----------     -----------  -------------

  Income from continuing operations before income taxes    3,739         2,908          8,362         8,714

(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted expense excludes salaries and benefits for on-site employees and costs charged to the Real Estate Companies




                TABLE 3 - SUMMARY FINANCIAL AND OPERATIONAL DATA
   ADJUSTED REVENUE AND ADJUSTED EXPENSES AS A PERCENTAGE OF ADJUSTED REVENUE

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------        -------------------------
                                                           1995              1994            1995              1994
                                                         --------          ---------        ------           --------
REVENUES
  Property management services                              86.3%             84.8%          85.8%              83.7%
  Administrative and reporting fees                          6.6%              8.6%           6.8%               8.5%
  Buyers access fees                                         4.7%              4.4%           4.6%               4.3%
  Insurance advisory services                                1.9%              1.8%           2.0%               2.0%
  Tax credit investment fees                                 0.5%              0.4%           0.8%               1.5%
                                                         --------          ---------        ------           --------

       Adjusted Revenue (1)                                100.0%            100.0%         100.0%             100.0%
                                                         --------          ---------        ------           --------

EXPENSES
  Salaries and benefits - off-site employees                38.6%             38.1%          39.6%              38.3%
  Other general and administrative                          18.5%             20.0%          20.8%              20.9%
  Amortization of purchased management contracts             5.6%              4.2%           5.5%               4.2%
  Depreciation and amortization                              1.2%              1.1%           1.2%               0.9%
  Other non-recurring expenses                               0.0%              0.0%           0.1%               0.0%
                                                         --------          ---------        ------           --------

       Adjusted Expense (2)                                 63.9%             63.4%          67.2%              64.3%
                                                         --------          ---------        ------           --------

  Operating Income                                          36.1%             36.6%          32.8%              35.7%

  Interest expense, net                                     -9.4%            -12.4%         -12.4%             -11.6%
                                                         --------          ---------        ------           --------

  Income from continuing operations before income taxes     26.7%             24.2%          20.4%              24.1%

(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted expense excludes salaries and benefits for on-site employees and costs charged to the Real Estate Companies

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED
   SEPTEMBER 30, 1994

        For the quarter ended September 30, 1995, the Company recorded pre-tax income (before discontinued operations and extraordinary item) of approximately $3.7 million versus approximately $2.9 million for the same period of 1994, or an improvement of $0.8 million (28.6%). Both the revenues and expenses of the Company show increases in the third quarter of 1995 compared with the third quarter of 1994, primarily as a result of the acquisition of additional property management contracts in late 1994 and during 1995. The Company's earnings from continuing operations before interest, income taxes, depreciation and amortization ("EBITDA") was approximately $6.0 million for the third quarter of 1995 versus approximately $5.0 million in 1994, or an improvement of approximately $1.0 million, or 19.1%. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

        The Company's third quarter 1995 net income of $23.4 million includes a $20.0 million income tax benefit which results primarily from the Company's ability to recognize an asset related to its tax net operating losses ("NOLs") following the sale of the Real Estate Companies on August 18, 1995. In addition, the Company recorded an extraordinary after-tax charge of approximately $0.4 million in the third quarter related to early termination of a credit facility.

REVENUE

        The Company's total revenue increased $3.9 million (9.7%) during the third quarter of 1995 versus the same period of 1994. Adjusted revenue increased $1.9 million (16.1%) during the same year-over-year period. PROPERTY MANAGEMENT SERVICES revenue increased $1.9 million (18.3%) during the third quarter of 1995 versus 1994 primarily due to the acquisition of management contracts in late 1994 and during 1995. As a percentage of total revenue, property management services revenue increased from 25.5% to 27.5%. As a percentage of adjusted revenue, property management services revenue increased from 84.8% to 86.3%. During the third quarter of 1995, the Company managed, on average, 22.1% more apartment units than the same period of 1994 at, on average, 12.3% more property locations. ADMINISTRATIVE AND REPORTING FEE revenue decreased $0.1 million (11.2%). Administrative and reporting fee revenue, as a percentage of total revenue, decreased from 2.6% to 2.1%. As a percentage of adjusted revenue, administrative and reporting fees decreased from 8.6% to 6.6%. This revenue is subject to fluctuation from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. During the fourth quarter of 1994, a reduction in revenue was recorded based on actual fees received during the year. The 1995 estimate has been calculated and recorded largely based on 1994 actual experience. The Company's recent acquisitions of property management rights have not included a provision to receive administrative and reporting fees. Further, the Company does not expect to receive such fees as a result of typical future acquisitions. Therefore, the Company expects that administrative and reporting fees, as a percent of total revenue, will decrease in the future. BUYERS ACCESS FEES increased 21.7% as a result of additional members participating in the program in 1995 versus 1994. As a percentage of total revenue, buyers access fees increased slightly from 1.3% to 1.5%. As a percentage of adjusted revenue, buyers access fees increased from 4.4% to 4.7%. INSURANCE ADVISORY SERVICES revenues increased 20.8% during the third quarter of 1995 compared with 1994 primarily as a result of the acquisition of additional management contracts and the related corresponding increase in these services. As a percentage of total revenue, insurance advisory services revenue remained the same. Insurance advisory services revenue as a percentage of adjusted revenue also remained essentially the same.

EXPENSE

        The Company's total operating expense increased by $3.2 million (9.1%) during the third quarter of 1995 compared with the same period of 1994 primarily as a result of the Company's acquisition of additional management contracts. Adjusted expense increased $1.3 million (16.8%) during the same year-over-year period. Total operating expenses as a percentage of total revenue remained essentially the same. As a percentage of adjusted revenue, total operating expenses also remained essentially the same. The Company's SALARIES AND BENEFITS
- OFF-SITE EMPLOYEES increased $0.8 million (17.4%) during the third quarter of 1995 compared with 1994 primarily as a result of the increase in properties managed. As a percentage of total revenue, salary and benefits increased from 11.5% to 12.3%. Salary and benefits as a percentage of adjusted revenue increased slightly from 38.1% to 38.6%. OTHER GENERAL AND ADMINISTRATIVE expense increased $0.2 million (7.4%) as a result of increases in several expense categories including new business transition costs. Other general and administrative expense as a percentage of total revenue remained essentially the same, while as a percentage of adjusted revenue, these expenses decreased from 20.0% to 18.5%. AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.3 million (53.1%) as a result of the purchase of additional property management rights late in 1994 and during 1995. As a percentage of total revenue, amortization of purchased management contracts increased from 1.3% to 1.8%. As a percentage of adjusted revenues, these expenses increased from 4.2% to 5.6%. DEPRECIATION AND AMORTIZATION increased $0.04 million (26.5%) during the third quarter of 1995 compared with 1994 primarily as a result of the purchase of computer equipment. As a percentage of adjusted revenue, these expenses remained essentially the same.

        INTEREST EXPENSE, NET decreased $0.2 million (11.6%) as a result of a lower level of debt during the third quarter of 1995 because the proceeds from the Company's IPO were used to repay debt. As a percentage of total revenue, interest expense decreased from 3.7% to 3.0%. As a percentage of adjusted revenue, interest expense decreased from 12.4% to 9.4%. The Company's PROVISION (BENEFIT) FOR INCOME TAXES reflects a $20.0 million benefit for the third quarter of 1995 as a result of a $23.3 million reduction of the valuation allowance for deferred tax assets following the sale of the Real Estate Companies, offset by a year-to-date tax expense of approximately $3.3 million recorded in the third quarter of 1995. See Note 4 to the Company's Condensed Consolidated Financial Statements. No tax provision was recorded during 1994 due to NOLs generated by the Real Estate Companies in prior years.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED
   SEPTEMBER 30, 1994

        For the nine months ended September 30, 1995, the Company recorded pre-tax income (before discontinued operations and extraordinary item) of approximately $13.4 million versus approximately $12.9 million for the same period of 1994, or an improvement of $0.5 million (4.1%). Both the revenues and expenses of the Company show increases in the first nine months of 1995 compared with the first nine months of 1994, primarily as a result of the acquisition of additional property management contracts in late 1994 and during 1995. The Company's EBITDA was approximately $16.2 million for the first nine months of 1995 versus approximately $14.8 million in 1994, or an improvement of approximately $1.4 million, or 9.3%. See additional discussion about EBITDA above.

        The Company's year-to-date 1995 net income of $26.0 million includes a $20.0 million income tax benefit and a $0.4 million extraordinary expense item, both recorded during the third quarter and discussed above.

REVENUE

        The Company's total revenue increased $19.0 million (17.3%) during the first nine months of 1995 versus the same period of 1994. Adjusted revenue increased $4.8 million (13.3%) during the same year-over-year period. PROPERTY MANAGEMENT SERVICES revenue increased $4.9 million (16.2%) during the first nine months of 1995 versus 1994 primarily due to the acquisition of management contracts in late 1994 and during 1995. During the first nine months of 1995, the Company managed, on average, 19.9% more apartment units than the same period of 1994 at, on average, 11.6% more property locations. Property management services revenue as a percentage of total revenue decreased slightly from 27.6% to 27.4%. As a percentage of adjusted revenue, these revenues increased from 83.7% to 85.8%. ADMINISTRATIVE AND REPORTING FEE revenue decreased $0.3 million (10.3%). As a percentage of total revenue, administrative and reporting fee revenue decreased from 2.8% to 2.1%. As a percentage of adjusted revenues, these revenues decreased from 8.5% to 6.8%. This revenue is subject to fluctuation from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. During the fourth quarter of 1994, a reduction in revenue was recorded based on actual fees received during the year. The 1995 estimate has been calculated and recorded largely based on 1994 actual experience. Also see discussion above regarding administrative and reporting fees and new management contracts. BUYERS ACCESS FEES increased 21.4% as a result of additional members participating in the program in 1995 versus 1994. As a percentage of total revenue, buyers access fees increased slightly from 1.4% to 1.5%. As a percentage of adjusted revenue, buyers access fees increased from 4.3% to 4.6%. INSURANCE ADVISORY SERVICES revenues increased 13.7% during the first nine months of 1995 compared with 1994 primarily as a result of the acquisition of additional management contracts and the related corresponding increase in these services. As a percentage of total revenue, insurance advisory services decreased slightly from 0.7% to 0.6%. As a percentage of adjusted revenue, insurance advisory services remained the same. TAX CREDIT INVESTMENT FEES decreased $0.2 million (40.3%) during the first nine months of 1995 compared with 1994 due to a lower level of transactions during 1995. These fees, as a percentage of total revenue, decreased from 0.5% to 0.3%, while as a percentage of adjusted revenue, they decreased from 1.5% to 0.8%.

EXPENSE

        The Company's total operating expense increased by $18.5 million
(19.1%) during the first nine months of 1995 compared with the same period of 1994 primarily as a result of the Company's acquisition of additional management contracts. Total adjusted expense increased $4.3 million (18.4%) during the same year-over-year period. As a percentage of total revenue, total operating expenses increased from 88.3% to 89.6%. Total operating expenses as a percentage of adjusted revenue increased from 64.3% to 67.2%. The Company's SALARIES AND BENEFITS - OFF-SITE EMPLOYEES increased $2.4 million (17.3%) during the third quarter of 1995 compared with 1994, primarily as a result of the increase in the number of properties managed. As a percentage of total revenue, salaries and benefits remained the same. As a percentage of adjusted revenues, these expenses increased from 38.3% to 39.6%. OTHER GENERAL AND ADMINISTRATIVE expense increased $1.0 million (13.0%) as a result of increases in several expense categories including new business transition costs. As a percentage of total revenue, other general and administrative expenses decreased from 3.3% to 2.7%. As a percentage of adjusted revenue, these expenses decreased slightly from 20.9% to 20.8%. AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.7 million (47.5%) as a result of the purchase of additional property management rights late in 1994 and during 1995. As a percentage of total revenue, amortization of purchased management contracts increased from 1.3% to 1.8%. As a percentage of adjusted revenue, these expenses increased from 4.2% to 5.5%. DEPRECIATION AND AMORTIZATION increased $0.1 million (37.9%) during the first nine months of 1995 compared with 1994 primarily as a result of the purchase of computer equipment. Depreciation and amortization increased slightly from 0.3% to 0.4% as a percentage of total revenues. As a percentage of adjusted revenues, these expenses increased from 0.9% to 1.2%.

        INTEREST EXPENSE, NET increased $0.9 million (20.9%) as a result of a higher average level of debt and interest rates during the first nine months of 1995. As a percentage of total revenue, interest expense increased slightly from 3.8% to 3.9%. As a percentage of adjusted revenue, interest expense increased from 11.6% to 12.4%. The Company's PROVISION (BENEFIT) FOR INCOME TAXES reflects a $20.0 million benefit (all recorded in the third quarter of 1995) as a result of a $23.3 million reduction of the valuation allowance for deferred tax assets following the sale of the Real Estate Companies, offset by a year-to-date tax expense of approximately $3.3 million recorded in the third quarter of 1995. See
Note 4 to the Company's Condensed Consolidated Financial Statements. No tax provision was recorded during 1994 due to NOLs generated by the Real Estate Companies in prior years.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by continuing operations for the first nine months of 1995 was $7.3 million. On September 30, 1995, cash and cash equivalents totaled approximately $4.7 million. In addition, the Company had $55.0 million of available borrowings under its revolving credit facility with a group of banks (the "Credit Facility") as of September 30, 1995.

        Net cash used in investing activities for the first nine months of 1995 was $13.5 million, primarily reflecting cash used for the acquisition of additional property management rights. The Company's future capital expenditures are expected to consist largely of the acquisition of additional property management rights. The Company intends to fund such acquisitions primarily out of operating cash flow and bank and other borrowings, including borrowings under the Credit Facility.

        On August 18, 1995, the Company completed an IPO of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million (the "Closing"). At that time, the Company entered into a $75 million, three-year unsecured revolving credit facility. At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for an additional year or convert it to a two-year term loan. Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. Interest on the Credit Facility is equal to, at the Company's option, either The First National Bank of Boston's base rate from time to time or 175 basis points over the LIBOR rate in effect from time to time. The Credit Facility requires that any additional borrowings be subordinated to the Credit Facility, except that up to $10.0 million of additional borrowings will be permitted if entered into in connection with the acquisition of assets after the Closing date.

        At Closing, the Company drew $20.0 million on the Credit Facility and used those funds together with the net proceeds of the IPO as follows: (i) $54.7 million was used to repay in full the Company's indebtedness under its previous credit facility, which was simultaneously terminated by the Company;
(ii) $7.0 million was used to repay a
note to a former institutional shareholder of the Company; and (iii) $5.5 million was used to repay indebtedness to Demeter, Capricorn, and Mr. Heller. The remaining proceeds were added to the Company's working capital.

        In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled approximately $9.1 million of indebtedness owed by the Company to them. See Note 2 to the Company's Condensed Consolidated Financial Statements.

        As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company has substantial unused NOLs for Federal tax purposes which result in the $22.2 million deferred tax asset reflected in the Company's balance sheet. In addition, the company estimates that, based on current projections, it has sufficient Federal alternative minimum tax ("AMT") NOLs to offset the allowable limit of Federal alternative minimum taxable income at least through 1996.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS FORM 8-K


  (a)  Exhibits

Exhibit No.                             Description
-----------                             -----------

   11.0            Statement regarding computation of per share earnings.

   27.0            Financial Data Schedule.


  (b)    Reports on Form 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NHP Incorporated
                             ----------------
                             (Registrant)


 November 13, 1995     By:   /s/  Ann Torre Grant
                              --------------------------------------------------
                              Ann Torre Grant
                              Executive Vice President, Chief Financial Officer, and Treasurer (Authorized Officer and Principal
                                Financial Officer)