Form 10-K
period 1995-12-31
NHP INC
filed 1996-03-29
CIK 946358

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       or

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from_______________to____________


                        Commission file number 000-26572

                                NHP INCORPORATED

             (Exact name of registrant as specified in its charter)

Delaware                                                          52-1445137
--------                                                          ----------
State or Other Jurisdiction of                                    I.R.S. Employer
Incorporation or Organization                                     Identification No.

1225 Eye Street, N.W., Washington, D.C.                           20005-3945
---------------------------------------                           ----------
Address of principal executive offices                            Zip Code

       Registrant's telephone number, including area code (202) 347-6247

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  Name of Each Exchange
Title of Each Class                                               on Which Registered
-------------------                                               -------------------
Common Stock, $0.01 Par Value                                     Nasdaq


          Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                             ------

        The aggregate market value of the voting stock held by nonaffiliates of the registrant was $93,352,051 at March 15, 1996, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

        12,264,675 shares of the registrant's common stock were outstanding at March 15, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

================================================================================

                               NHP INCORPORATED
                                  FORM 10-K

                              TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I
   Item 1.  Business ....................................................................................     2
   Item 2.  Facilities ..................................................................................    17
   Item 3.  Legal Proceedings ...........................................................................    17
   Item 4.  Submission of Matters to a Vote of Security Holders .........................................    17

PART II
   Item 5.  Market for the Company's Common Equity and Related Shareholder Matters ......................    18
   Item 6.  Selected Financial Data .....................................................................    18
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......    20
   Item 8.  Financial Statements and Supplementary Data
            Index to Financial Statements ...............................................................    31
   Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure .........    54

PART III
   Item 10. Directors and Executive Officers of the Registrant ..........................................    55
   Item 11. Executive Compensation ......................................................................    58
   Item 12. Security Ownership of Certain Beneficial Owners and Management ..............................    60
   Item 13. Certain Relationships and Related Party Transactions ........................................    62

PART IV
   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K ...........................    66

SIGNATURES ..............................................................................................    67

INTRODUCTION

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company and the availability of acquisition opportunities. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC Filings.


                                     PART I

ITEM 1.      BUSINESS

OVERVIEW

        NHP Incorporated (the "Company") provides a full range of property management and related services to owners of conventional and affordable multifamily properties located throughout the United States. According to 1995 year-end data published by the National Multi Housing Council and April 1994 data published by the United States Department of Housing and Urban Development
(HUD), the Company is the nation's second largest property manager of multifamily properties and the largest manager of affordable properties based on the number of units managed. As of December 31, 1995, the Company had a total portfolio of 711 properties (comprising 133,667 units) in 38 states, the District of Columbia and Puerto Rico. Although the Company does not own interests in the properties it manages, it has a stable source of property management revenue from properties for which selection of the management agent is controlled by affiliates of the Company ("Affiliated Properties"). The Company has increased the portfolio of properties to which it provides property management services by 68,589 units on a net basis, or 105.4% in the last three years and by 22,161 units or 19.9% in 1995 alone. The Company has provided a full range of services and expertise to owners and managers of multifamily residential real estate for over 20 years.

        The Company has recently entered into an agreement to acquire Washington Mortgage Financial Group. Upon completion of this acquisition, the Company will become engaged in the business of originating and servicing mortgage loans on multifamily properties. See "Other Services - Multifamily Residential Mortgage Banking Services."

        On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of its common stock raising net proceeds of approximately $52.0 million. Prior to that date the Company had been owned solely by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies have been presented as discontinued operations in the accompanying financial statements in conformity with generally accepted accounting principles.

BACKGROUND

        The NHP group of companies was formed in 1970 with the organization of the National Corporation for Housing Partnerships ("NCHP") and The National Housing Partnership (the "Partnership"). Both NCHP and the Partnership were organized as private, for-profit entities pursuant to Title IX of the Housing and Urban Development Act of 1968 and charged by Congress to promote private investment in the production of low and moderate income housing . During their first 15 years of operation, NCHP and the Partnership developed and syndicated a portfolio of over 300 affordable housing projects, raising over $700 million in equity from private investors.

        In connection with their development and ownership of low and moderate income housing, NCHP and the Partnership developed systems for providing property management and related services to such properties. Beginning in the early 1980s, NCHP and the Partnership capitalized on the experience gained in the affordable housing market by expanding into the development of, investment in and provision of services to conventional multifamily properties. The Company was incorporated in Delaware in 1986 as a holding corporation for NCHP, the Partnership and other subsidiaries, in part to provide greater flexibility to invest in and provide services to conventional properties. The Company has ceased its development activities and has to a large extent divested itself of businesses unrelated to managing multifamily residential properties.

        Subsequent to the sale of the Real Estate Companies, the Company does not hold, and does not intend to hold hereafter, any ownership interests in real estate ventures. Pursuant to certain agreements (the "Intercompany Agreements") with the Real Estate Companies, the Company will be selected as the management agent for the properties owned by the Real Estate Companies for a period of at least twenty-five years, subject to certain conditions (see "Intercompany Agreements with the Real Estate Companies"). The Company will also seek to find joint venture parties to hold real property interests where the Real Estate Companies choose not to acquire the interest. If the Real Estate Companies are unwilling or unable to acquire real property interests in such transactions and the Company cannot immediately locate another party to acquire such interests, the Company may purchase such interests and hold them, but only until such time as it can locate another party to acquire the interests on acceptable terms, or it may finance the Real Estate Companies' acquisition of the interests (see "Acquisition Program - Potential Acquisitions").


        PROPERTIES SERVED


        The following table sets forth certain information regarding the portfolio of properties managed by the Company as of the dates shown.

                                                               PROPERTIES MANAGED
                                                               As of December 31,
                                       -----------------------------------------------------------------
                                         1995          1994           1993          1992        1991
                                         ----          ----           ----          ----        ----
        Affordable Properties
            Affiliated owners               419            406           399          338          327
            Unaffiliated owners              29             28            16           15           16
                                      ---------     ----------   -----------    ---------   ----------
             Total                          448            434           415          353          343
                                      ---------     ----------   -----------    ---------   ----------
        Conventional Properties
            Affiliated owners               200            152           145           46           58
            Unaffiliated owners              63             28            12            6            3
                                      ---------     ----------   -----------    ---------   ----------
             Total                          263            180           157           52           61
                                      ---------     ----------   -----------    ---------   ----------
        Total                               711            614           572          405          404
                                      =========     ==========   ===========    =========   ==========
        Percent Affiliated                 87.1%          90.9%          95.1%       94.8%        95.3%


                                                                  UNITS MANAGED
                                                               As of December 31,
                                       -----------------------------------------------------------------
                                         1995          1994           1993          1992        1991
                                         ----          ----           ----          ----        ----
        Affordable Units
            Affiliated owners            51,998         49,815        49,436       43,173       42,123
            Unaffiliated owners           5,202          4,714         1,582        1,586        2,105
                                       --------        -------      --------      -------     --------
             Total                       57,200         54,529        51,018       44,759       44,228
                                       ========        =======      ========      =======     ========
        Conventional Units
            Affiliated owners            61,921         50,002        46,631       18,609       19,271
            Unaffiliated owners          14,546          6,975         3,700        1,710          597
                                       --------        -------      --------      -------     --------
             Total                       76,467         56,977        50,331       20,319       19,868
                                       --------        -------      --------      -------     --------
        Total                           133,667        111,506       101,349       65,078       64,096
                                       ========        =======      ========      =======     ========
        Percent Affiliated                 85.2%          89.5%         94.8%        94.9%        95.8%

        As of December 31, 1995, the Company provided property management services to 133,667 units in 711 properties located in 38 states, the District of Columbia and Puerto Rico. As of December 31, 1995, affiliated properties constituted 113,919 units (85.2% of all units) in 619 properties, and unaffiliated properties constituted 19,748 units (14.8% of all units) in 92 properties. The Company's management portfolio includes 448 affordable properties and 263 conventional properties containing 57,200 affordable units and 76,467 conventional units.

        The properties served by the Company are located in urban, suburban and rural areas throughout various regions of the United States other than the Northwest region. This reduces the impact of local economic cycles on the overall operations of the Company. The following table shows the distribution of properties managed by the Company by region as of December 31, 1995.


                                       Properties(1)                                Units(1)
                           ----------------------------------      ---------------------------------------
                           Affordable   Conventional    Total      Affordable     Conventional      Total
                           ----------   ------------    -----      ----------     ------------      -----
Northeast                      107           39          146         18,010          11,921         29,931
Mid-Atlantic                    90           49          139         10,986          16,559         27,545
South Atlantic                  57           52          109          6,323          11,751         18,074
Great Lakes                     61           57          118          7,514          16,209         23,723
Midwest                         38           12           50          3,603           2,436          6,039
Southwest                       59           35           94          6,935          12,261         19,196
West                            36           19           55          3,829           5,330          9,159
                               ---          ---          ---         ------          ------        -------
Total                          448          263          711         57,200          76,467        133,667
                               ===          ===          ===         ======          ======        =======
Percentage of Total             63%          37%                         43%             57%

-----------
(1) Some affordable properties contain a limited number of conventional units and some conventional properties contain a limited number of affordable units.

        The Company provides property management services primarily to larger residential properties where it can realize greater economies of scale. During 1995, the average number of units per property in the Company's portfolio of conventional and affordable properties was approximately 253 and 150 units, respectively. The properties served by the Company are diverse in nature, including low-rise, garden style apartments in suburban communities and high-rise towers in urban and suburban communities, and have low, middle and high income residents.

ACQUISITION PROGRAM

        From January 1, 1991 through December 31, 1995, the Company increased the number of units to which it provides services by approximately 129% through the acquisition of property through the Real Estate Companies and asset management rights to approximately 87,800 units. Of these units, management rights to approximately 5,700 units have been lost as a result of foreclosures and other transfers anticipated by the Company at the time the units were acquired. However, as of December 31, 1995, the Company continued to act as property manager with respect to approximately 82,100 of these units. There can be no assurance that the Company will not lose asset or property management rights to additional units as a result of a sale or other loss of control of the properties by the Real Estate Companies.

        The Company achieved this growth primarily through the acquisition of interests in projects through the Real Estate Companies that increased the Company's management portfolio and through the Company's appointment as property management agent for properties in which the Real Estate Companies already held ownership interests. The following table sets forth information regarding acquisitions of property management rights made by the Company from January 1, 1991 through December 31, 1995. Additional information regarding individual acquisitions occurring since January 1, 1995, is set forth below the table.

                                                                                     Number of Units
                                                                     ------------------------------------------
                          Year         Portfolio Acquired            Affiliated(1)    Unaffiliated        Total
                          ----         ------------------            ------------     ------------        -----
                          1995         Guilford                          2,995              -              2,995
                          1995         Southport                         1,857              -              1,857
                          1995         Rescorp                           2,150              428            2,578
                          1995         Mattapony                           647              -                647
                          1995         Berman                              -                566              566
                          1995         Hall                              8,028              -              8,028
                          1995         MLG II                              -              6,080            6,080
                          1994         MLG I                               -              5,076            5,076
                          1994         Congress                          3,887              414            4,301
                          1994         AHD Program Units                   -                841              841
                          1993         Oxford                           37,695            1,611           39,306
                          1992         RTC I and II                      4,542              -              4,542
                          1991         Franklin Realty Group             7,155              -              7,155
                      1991-Present     NHP Properties                    3,851              -              3,851
                                                                        ------      -----------       ----------
                    Total                                               72,970           14,853           87,823
                                                                        ======      ===========       ==========

-----------
(1) Includes units owned by entities that became affiliated as a result of the acquisition transaction.


        Guilford Acquisition

        The Real Estate Companies completed the Guilford Acquisition in January 1996, by which the Real Estate Companies acquired, for approximately $4.8 million, the general partnership interests and certain limited partnership interests in partnerships that own 14 properties containing 2,995 units. In conjunction with this acquisition by the Real Estate Companies, the Company paid the Real Estate Companies $2.6 million to enter into property management contracts with each property for a period of four to five years, commencing in December 1995.


        Southport Acquisition

        In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing 2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and will begin managing the remaining two properties containing 283 units upon the receipt of the necessary consents. The Company will acquire the right to manage all 14 of the Southport properties from the Real Estate Companies for $4.0 million. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

        Rescorp Acquisition

        On October 31, 1995, the Company acquired from Rescorp Realty, Inc. and transferred to the Real Estate Companies the stock of entities owning the general partnership interests in 11 properties. The Company manages these properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties. The Company also entered into short-term property management contract with respect to four other properties, which are owned by unaffiliated owners. The 15 properties have an aggregate of 2,578 units. The Company paid Rescorp approximately $2.4 million in connection with the acquisition, and transferred the general partnership interests to the Real Estate Companies in exchange for the Real Estate Companies assuming the cost and responsibilities of the general partner.

        Mattapony Acquisition

        On August 3, 1995, the Real Estate Companies acquired for approximately $300,000 the general partner interests in a partnership that owns a 647-unit conventional property. The Company simultaneously acquired for $348,000, the rights to manage the property as the management agent pursuant to a 25-year management contract.

        Berman Acquisition

        In June 1995, the Company acquired for $725,000 the management rights for a term of 20 years with respect to two conventional properties containing 566 rental retirement units.

        Hall Acquisition

        The Company and the Real Estate Companies substantially completed a major acquisition of general partner interests and property management rights, the Hall Acquisition, in February 1995. In the Hall Acquisition, the Company and the Real Estate Companies acquired, for approximately $12.5 million (of which $4.0 million has been allocated to management rights), a 50% common equity interest in a joint venture which, in turn, owns an interest in a portfolio of 32 apartment properties containing 8,028 units (the Hall Properties). Each property is owned by a limited partnership, the managing general partner of which is an affiliate of the Real Estate Companies. As managing general partner, each of these affiliates has entered into a management contract with the Company having a term coinciding with the term of the current financing of the properties, or approximately 5.75 years. Upon the refinancing of a property, an affiliate of the Real Estate Companies, as managing general partner, will have control of the selection of the property manager. However, the current contracts may be terminated sooner if there is a sale of the property or a default under the financing documents. The limited partners have the power to remove the affiliate of the Real Estate Companies as managing general partner without cause, which may result in the removal of the Company as property manager. If the Company is removed as property manager without cause, the Company is entitled to receive termination compensation equal to 2% of the property's revenue for the remainder of the term of the associated management contract.

        MLG Portfolios

        In December 1994 and January 1995, the Company was selected by General Electric Credit Corporation and Bankers Trust Company to be the court-appointed property manager for 38 multifamily properties containing 11,156 units of the MLG portfolios. The properties were placed into receivership prior to the Company's appointment because of significant financial difficulties encountered by the properties, and the Company was appointed manager to stabilize the properties and return them to sound operational condition. The Company has received an annual management fee of 4% of gross revenue and an annual receiver's fee of 1% of gross revenue. The Company does not have any ownership interest in the MLG portfolios, and has been appointed to serve as property manager at the discretion of the court supervising the receivership. Once the properties emerge from receivership, it is likely that they will be sold and there can be no assurance that the Real Estate Companies will be the purchaser or that these properties will otherwise continue to be managed by the Company following termination of the receivership.

        Potential Acquisitions

        In general, in future acquisitions, the Company expects the Real Estate Companies to acquire and hold interests in real property and cause the Company to be selected as manager pursuant to the Intercompany Agreements. The Company will also seek to find joint venture parties to hold the real property interests where the Real Estate Companies choose not to acquire the interests. If the Real Estate Companies are unwilling or unable to acquire real property interests in such transactions and the Company cannot immediately locate another party to acquire such interests, the Company may purchase such interests and hold them, but only until such time as it can locate another party to acquire the interests on acceptable terms.

        On February 14, 1996, the Real Estate Companies agreed to acquire 13 multifamily properties containing 3,145 apartment units from affiliates of Great Atlantic Management, Inc. At closing, the Company is expected to acquire from the Real Estate Companies for approximately $1.6 million the right to manage the units on a long-term basis with the exact terms to be determined. In addition, the Company may provide the Real Estate Companies up to $16 million in secured financing for acquisition of the properties until such time as a third-party investor acquires an equity interest in the properties. Such borrowing would bear interest at 10% per year. The Company's Credit Facility limits the amount of loans or other advances the Company may make to the Real Estate Companies in connection with the Real Estate Companies' acquisition of real estate assets to $10.0 million, but this limitation has been waived for a period of six months ending August 8, 1996 to permit the advance to the Real Estate Companies in connection with this acquisition.

PROPERTY MANAGEMENT SERVICES

        Services Provided

        The Company's day-to-day property management services include marketing, leasing, rent processing and collection, purchasing, accounts payable, administration (including mortgages, taxes and insurance), payroll services, financial reporting, on-site computer systems support and all accounting functions. In addition, the Company provides longer term management services necessary to maintain the quality and performance of properties, including major repair and replacement planning, regulatory compliance and budgeting. In addition to providing conventional property management services, the Company, as the nation's largest manager of affordable properties, has developed extensive expertise and familiarity with the affordable housing regulatory process at all levels of government. One of the principal property management services provided by the Company to owners of affordable properties is interacting with HUD, the RTC and/or state regulatory agencies and monitoring the properties' day-to-day compliance with federal and state regulations. See "Regulation of Affordable Housing."

        Operations

        The Company, through its property management services, seeks to maximize the financial performance for managed properties and maintain properties to the owners' standards. To this end, the Company follows a decentralized approach to the provision of the services that it believes require on-site, individualized attention, permitting operating decisions to be made by those most familiar with the properties and local market conditions. On-site services include marketing, leasing, maintenance, purchasing, regulatory compliance and budgeting. To help ensure quality control, the Company provides extensive training of local personnel through its four-person training staff based in Indianapolis, Indiana and its regional marketing coordinator and staff of six regional engineering and technical services professionals who oversee the planning and execution of the portfolio's capital improvement program.

        The Company has also developed a proprietary system known as Precision Management(R) to evaluate and manage the delivery of services. The Precision Management(R) system measures twelve key performance indicators, including gross and net operating income of the property, net cash flow, occupancy, average rent, turnover and collections. Reports on each of these indicators are generated monthly for each property, allowing senior management to quickly identify properties that are deviating from expected performance, and promptly target resources to such properties in order to solve problems. The Precision Management(R) system clearly identifies the key areas of responsibility in marketing, leasing and budgeting for properties and motivates the Company's employees through an incentive compensation system based on property-specific operating and profitability targets.

        The Company emphasizes hiring and retaining personnel who have the requisite education, training and experience to render high quality service. In addition, the Company supports continuing education of all of its employees through annual training and industry-sponsored seminars. Approximately 90% of the Company's property managers have earned one or more professional designations such as Registered Apartment Manager, Accredited Resident Manager, or Certified Apartment Manager. In addition, a number of individuals within the Company are qualified Registered Apartment Manager instructors. The Company believes that its size enables it to offer attractive career paths that are not generally available in the industry.

        High volume services that do not require individual attention are centralized because standardization in these areas is essential to achieving high quality and control at low cost. Centralized services include human resources, payroll processing, accounting and reporting, cash management and computer systems support. These services are provided from the Company's operational headquarters in Reston, Virginia and Indianapolis, Indiana.

        Provision of services by the Company is facilitated by its computer system, which handles an average of over 15,000 transactions daily. The Company also has an integrated property management information system, which provides on-line information to the Company's senior management and staff, as well as third-party clients. The Company is in the process of replacing its current mainframe system with a client server system utilizing a nationwide wide area/local area integrated network called "NHPNET." The client server system will include enhanced property management, accounting and payroll applications. The new system will also make it possible to easily connect new property and office locations to NHPNET, giving the Company flexible expansion capacity to support its acquisition strategy. Conversion to the new system is scheduled to begin in May 1996 with a phased implementation through mid-1997.

        Contracts and Compensation

        Property management services are provided by the Company pursuant to contracts with the individual entity owning each property. Pursuant to the Intercompany Agreements, the Real Estate Companies are required to cause the Company to be appointed as the management agent for properties it controls throughout the twenty-five year term of the Intercompany Agreements and any extensions thereof, subject to certain exceptions. See "Intercompany Agreements with the Real Estate Companies." Although contracts with properties that receive HUD or state assistance are terminable for cause at the direction of those agencies, the Company has been successful in retaining its management contracts for long periods, generally 15 years or more. Contracts with those Affiliated Properties that are controlled by Oxford are generally for a period of one year, but, pursuant to voting rights held by the Company and the Real Estate Companies, those contracts cannot be terminated without the Company's consent other than for cause or upon sale. Contracts related to the Hall properties are for an initial term of 5.75 years; upon the properties' refinancing the Real Estate Companies will retain control over the selection of the management agent. See "Acquisition Program." Contracts for unaffiliated properties are for varying terms, generally one year.

        The Company earns revenues for providing management services through fees that are generally calculated as a percentage of the property's monthly collected income. Fees generally range from 3% to 7% of collected rents, plus reimbursement for the cost of on-site personnel. Property management fees are thus influenced by both rent and occupancy levels. In the case of negotiated transactions, the property management fee percentage is influenced by prevailing market conditions but also may be affected by pre-existing agreements.

        Management fees for HUD-assisted affordable properties are regulated under HUD guidelines and are generally expressed in dollars per unit per month rather than as a percentage of rent collected. Periodically, each HUD field office conducts a study of management fees charged to certain HUD-assisted properties by property management firms that have arm's-length business relationships with the owners of the properties. The results of those studies are used to set allowable fees for properties where the management agent and owner have an identity of interest, or where HUD has some other statutory or regulatory basis for controlling the management fee.

        In addition to property management fees and reimbursements for on-site personnel, the Company may receive additional amounts for ancillary services. The Company receives a cash management fee for maintaining a HUD-approved cash management system that permits each property under management to receive investment earnings for all operating cash, from the day of deposit until the day of disbursement. The Company also is paid computer charges and central accounting charges, which are intended to reimburse the Company for its direct costs for providing these services to most affordable properties in its portfolio as well as to several of its conventional properties. In addition, the Company receives capital improvement fees for planning and supporting major capital improvements to certain of its properties. Such fees paid with respect to properties receiving HUD assistance are subject to HUD audit and adjustment.

OTHER SERVICES

        In addition to traditional property management services, the Company provides additional services to properties it manages, other properties and property residents. These services include administrative and reporting services, bulk buying services, risk management and insurance administration, management consulting services, real estate investment banking services, and asset management. The Company is also actively developing additional types of services.

        Multifamily Residential Mortgage Banking Services

        On March 20, 1996, the Company and Commonwealth Overseas Trading Company Limited ("Commonwealth") entered into a Stock Purchase Agreement providing for the purchase from Commonwealth of all of the issued and outstanding common stock of WMF Holdings Ltd. for $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF Holdings Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial had mortgage servicing contracts aggregating approximately $4.5 billion as of February 29, 1996 and originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited, a leading FHA mortgage originator and servicer located in Edison, New Jersey. The transaction is expected to be completed in early April 1996.


        Administrative and Reporting Services

        The Company receives administrative and reporting fees (A&R Fees) for providing reports, financial statements and tax information to approximately 11,000 investors in the 500 syndicated partnerships for which the Real Estate Companies have been managing general partner. A&R Fees are payable pursuant to agreements entered into with investors at the time of formation of partnerships or syndication of interests in the partnerships. These agreements generally provide for the payment of A&R Fees annually from the investors' share of cash flow of the partnership, subject to federal and state regulatory restrictions on distribution of cash flow from affordable properties, after the repayment of any loans (including general partner loans) and related interest, funding any reserves and, generally, after a fixed percentage of the distributable cash is first paid to investors. To the extent a partnership has insufficient distributable cash to pay the required A&R Fees, the A&R Fees accumulate without interest and can be paid out of future annual distributable cash or out of sale or refinancing proceeds. The Company expects administrative and reporting fees to decline in the future because these fees are not received with respect to newly-acquired management contracts and as properties which have A&R Fees are lost due to sale or other reasons.

        Buyers Access(R) Program

        The Company purchases many supplies required for operating properties on a centralized basis, and thus is able to take advantage of bulk discounts. In 1986, the Company developed the Buyers Access(R) program to offer its expertise and the advantages of group purchasing to third parties. The program has grown over the past several years, from 1,511 properties representing 238,308 units as of December 31, 1991 to 3,041 properties representing 485,616 units as of December 31, 1995. Only 22% of these properties (25% of units) are owned by affiliates of the Company. Based on the combined purchasing power of its members, the program is able to negotiate contracts with vendors providing for 20% to 30% savings on products frequently purchased by apartment managers, such as appliances, carpets, paints and other maintenance supplies. In 1995, over $59 million of products were purchased through the program. The Company does not itself purchase any of the products ordered through the program and does not bear any warranty exposure or credit risk. The Company may also serve as a purchasing agent for its member units, providing catalogs of products offered, establishing credit accounts with vendors and preparing monthly management reports and computerized cost comparison analyses. The Company had contracts with 31 principal vendors as of December 31, 1995.

        The Company charges members in the Buyers Access(R) program an annual membership fee on a per-unit basis, with a minimum charge per property. The Company generated revenues of approximately $2.6 million, $2.1 million and $1.5 million from this program in 1995, 1994 and 1993, respectively.

        Risk Management and Insurance Administration

        For over fifteen years, the Company has administered "master" insurance coverage programs primarily for Affiliated Properties. After the sale of the Real Estate Companies, the Company has continued to administer this program but no longer provides brokerage services. The Company negotiates the terms of master policies annually with the insurance carrier(s), allocates the master policy premiums among all covered properties, oversees levels of insurance for all covered properties, reports claims to the carrier(s), and processes such claims through the adjustment and settlement process, acting as an intermediary between the affected property and the insurance carrier. In addition, the Company provides risk management services to covered properties, including conducting educational seminars for property management personnel, reviewing service contracts, disseminating a variety of risk awareness materials and providing loss prevention analysis for selected properties each year.

        As of December 31, 1995, the Company provided insurance administration and risk management services to 82,305 units, including 3,097 units in unaffiliated properties. The master policies (representing a total insurable value of approximately $3.5 billion) have made insurance coverage possible for some otherwise difficult to insure properties and led to considerable savings on an aggregate basis in premium costs, while providing dependable and high-quality coverage. The Company's fees ($3.00 per $10,000 of total insurable value) for its risk management and insurance administration services (which, in the case of affordable properties, are approved by HUD and disclosed in each property's annual audit) are included in each property's premium and are paid to the Company. These fees have resulted in approximately $1 million in revenues to the Company in each of 1995, 1994 and 1993.

        Property Management Consulting Services

        The Company provides management consulting services to approximately 43 third-party managers of approximately 98 affiliated properties, who manage an aggregate of 11,913 units. The Company generally assists the third-party managers in dealing with HUD and/or state regulatory agencies and monitoring the properties' day-to-day compliance with comprehensive HUD and state regulations, in preparing property budgets, in preparing or reviewing financial and occupancy reports and resident income certifications and in major repair and replacement planning and implementation. Fees for these management consulting services are paid by the third-party manager, not by the property owner. Fees are generally calculated as a percentage of the third-party managers' management fee and are received during the term of the third-party managers' contract. The Company generated revenues of approximately $0.6, $0.6 and $0.9 million from these services in 1995, 1994 and 1993, respectively. These revenues are included in "Property management services" on the Company's financial statements.

        Real Estate Investment Banking Services

        Since 1989, the Company has provided real estate investment banking services in connection with the structuring of nine transactions under the Low Income Housing Tax Credit Program ("LIHTC") involving combined equity investments of over $7.2 million, and sponsoring the acquisition of 21 properties involving a combined equity investment of $13 million in two transactions under the Affordable Housing Disposition Program of the Financial Institutions Reform, Recovery and Enforcement Act. The Company also provided assistance to unaffiliated third parties in the acquisition of debt and real estate sold under the RTC's disposition program. Since 1993, the Company has provided origination and asset management services to institutional investors in connection with their equity investments in LIHTC transactions. In 1995, 1994 and 1993, the Company earned fees of approximately $1.2 million, $1.3 million and $0.2 million, respectively, in connection with 19 such transactions. The Company has entered into service agreements with the investment subsidiary of a financial institution, an insurance company and a corporate equity fund regarding their participation in LIHTC investments. After the sale of the Real Estate Companies, the Company has continued to provide these and similar services to third parties, and to the Real Estate Companies pursuant to the Intercompany Agreements.

        Asset Management Services

        The Company provides asset management services with respect to both Affiliated Properties and unaffiliated properties. Asset management services include strategic planning for marketing, operations and capital improvements, reviewing annual operating budgets, and establishing individual objectives for each asset. The Company also prepares plans for refinancing, mortgage workouts, and the disposition of properties and is responsible for the implementation of the plans. In addition to the direct revenue provided from asset management services, these services support revenue from property management and other services by facilitating acquisitions of Affiliated Properties and stabilizing or maintaining the financial position of properties once acquired, allowing them to become or continue as sources of fee income. These services are provided to the Real Estate Companies on a cost-reimbursement basis.

        On February 29, 1996, the Company entered into a three-year contract with CRI, Inc., a Rockville, Maryland-based real estate investment firm, to provide asset management, refinancing and disposition services for 286 affordable multifamily communities containing over 35,000 apartment units, which are owned by 129 of CRI's public and private real estate partnerships. The transaction increased the Company's total asset management portfolio by over 50% to approximately 840 multifamily properties. The Company will seek to provide asset management services to additional unaffiliated entities on a fee basis, but there can be no assurance such third-party business will develop further.

        New Services

        In addition to multifamily residential mortgage banking services, the Company is exploring other services for owners, properties and their residents that are consistent with the Company's nationwide scope of operations. These other services may include, for example, delivery of cable television and long-distance telephone services. The Company believes that its role as property manager will facilitate marketing and delivery of such services to residents and owners of properties. However, the Company has not yet developed any such services, and there can be no assurance that such services will in fact be developed.

INTERCOMPANY AGREEMENTS WITH THE REAL ESTATE COMPANIES

        In connection with the sale of the Real Estate Companies on August 18, 1995 (the Effective Date), the Company and the Real Estate Companies entered into the Intercompany Agreements, which govern their relationship on a going-forward basis. Significant aspects of the Intercompany Agreements include provisions whereby (i) the Company will be selected to provide property management and related services for properties in which the Real Estate Companies have a controlling interest, subject to certain conditions, for an initial period of 25 years; (ii) upon the disposal by the Real Estate Companies of properties or interests in properties which the Company managed on August 18, 1995, the Real Estate Companies will make a payment of up to 200%, subject to certain conditions, of the annual fees the Company receives with respect to the property; (iii) the Company will provide to the Real Estate Companies, at cost, certain administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investment in multifamily properties, terminable on 30-days' notice by either party; (iv) the Real Estate Companies and their equity holders have granted the Company a right of first refusal with respect to any transactions resulting in a change of control of the Real Estate Companies, as defined; (v) the Real Estate Companies have indemnified the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management) of properties prior to, on and after August 18, 1995; (vi) the Real Estate Companies will limit the Company's liability, by an agreed-upon formula, for taxes arising from the sale of the Real Estate Companies. The Intercompany Agreements may only be amended with the approval of the Real Estate Companies and the Company. A majority of the members of the Board of Directors of the Company having no interest in the Real Estate Companies must approve such amendments if they involve a conflict of interest with directors having an interest in the Real Estate Companies. In addition, the Board of Directors has created a Conflicts Committee, consisting of directors who have no direct or indirect financial interest in and are not affiliated with entities having an interest in the Real Estate Companies, which monitors dealings between the Company and the Real Estate Companies which may present a conflict of interest.

REGULATION OF AFFORDABLE HOUSING

        Approximately 63% of the properties and 43% of the units managed by the Company as of December 31, 1995 are affordable properties and units, respectively. Assistance programs for HUD-assisted affordable properties have the effect of insulating these properties from many of the competitive pressures of the marketplace (helping to keep occupancy levels high and management fees steady) and encouraging long-term ownership of the properties. At the same time, these programs impose extensive regulatory requirements that govern, to a large extent, the operation of the underlying properties. A summary of some of the ways in which these regulations affect the Company follows.

        HUD Assistance Programs

        A substantial portion of the portfolio of Affiliated Properties was built or acquired with the assistance of HUD-administered programs that provide mortgage insurance, favorable financing terms, or rental assistance payments to the owner. As a condition to the receipt of assistance under each of these programs, the partnerships that own the assisted properties have entered into regulatory agreements with HUD in which such partnerships agree to rent units to residents whose incomes do not exceed certain limits, to limit the rent that can be charged to such residents, to limit the uses of the property's operating cash and generally to own and operate the property in accordance with HUD's standards. Many of these restrictions also apply to state-assisted properties. As property management agent, the Company has primary responsibility for monitoring and carrying out the day-to-day compliance with these various HUD requirements. In addition, as a condition of participation in its various assistance programs, HUD has approval rights over both the identity of the management agent and the fees charged and operating costs incurred by the management agent. In certain instances, HUD has the authority to cancel an existing management contract.

        In addition to the initial financing assistance, HUD provides assistance to certain of the affordable Affiliated Properties through various rental assistance payments programs, mortgage insurance programs for second mortgage loans and direct loans for property improvements. While the HUD assistance programs generally create a stable operating environment, there can be no assurance that the operation of the properties within the HUD regulatory context will be without risk. As a condition to receiving assistance from HUD for a property, rents on that property must be limited to an amount approved by HUD. Many of the affordable Affiliated Properties require timely and adequate annual rent increases to ensure that property revenues will continue to be sufficient to offset increases in operating expenses the property may experience. The method of calculating rent increases may not be sufficiently responsive to the needs of a property, rent increases may not be granted at the levels requested, or, in the case in which the HUD assistance is in the form of a rental payment subsidy, HUD may be unable to award housing assistance payments to additional dwelling units in the property. As a result, the property may experience a revenue shortfall or a reduction in its surplus cash.

        Under Section 8 of the National Housing Act of 1937 ("Section 8"), HUD provides rental assistance payments to owners who agree to make rental units available to tenants whose incomes do not exceed specified guidelines. Section 8 assistance can either be project-based (i.e., the assistance is attached to the property) or be in the form of Section 8 certificates or vouchers that are awarded to (and are portable by) specific individual tenants. Under both programs, tenants pay to the owner 30% of their adjusted monthly income as rent and HUD pays the difference between the tenant's payment and the HUD-approved rent for that unit. If an eligible tenant's income rises, but still remains below the maximum allowed income, the tenant's contribution increases and HUD's rental assistance payment decreases. In general, affordable Affiliated Properties that receive Section 8 assistance also have government-insured mortgages.

        Under the project-based Section 8 program, HUD provides long-term rental assistance payments to owners pursuant to a Housing Assistance Payments Contract ("HAP Contract"). The HAP Contract can cover all or only a portion of a property's units, and the HAP Contract is awarded to the property and is not dependent upon either the operation of the property by any particular owner or the occupancy of the covered units by any particular tenant. Instead, the HAP Contract remains in place so long as the property is operated as required and so long as the tenants in occupancy fall within the applicable income guidelines. The HAP Contracts are typically for an initial term of 20 years with four 5-year renewals, for a total possible term of 40 years, or in the case of more recent HAP Contracts, for an initial term of 5 years with three 5-year renewals, for a total possible term of 20 years. Affordable Affiliated Properties have both types of HAP Contracts. In many cases, the property's HAP Contract is for a period shorter than the term of the property's mortgage loan.

        Under the Section 8 voucher and certificate program, HUD awards assistance to a particular individual or family whose income meets the applicable income guideline, and that individual or family is then free to live in any apartment whose rent is at or below the approved maximum rent for that area.

        HUD-insured projects at risk of default are eligible to apply for additional Section 8 assistance known as Loan Management Set Aside ("LMSA"). Under this program, projects receive rental subsidy for additional units. In recent years, there has not been sufficient LMSA Section 8 funding available to meet the needs of all eligible projects.

        Proposed HUD Reorganization and Restructuring of HUD Programs

        Various proposals are currently pending before Congress proposing a reorganization of HUD and a restructuring of certain of its housing assistance programs. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. The Clinton Administration, in its fiscal 1996 budget proposal, put forward the "HUD reinvention plan" that focused on three central concepts: (1) consolidation of HUD's sixty programs into three by 1998, (2) a phase-out of project-based Section 8 rental assistance and conversion to a tenant-based rent voucher system, and (3) a restructuring of HUD-insured mortgage debt (commonly referred to as "mark to market").

        The HUD reorganization plan, if enacted by Congress, would change HUD's role in affordable housing to one that would support, rather than control, the administration of housing programs and the day-to-day management of properties. The Company anticipates that this change in HUD's mandate, in conjunction with other proposed reforms, would significantly reduce the regulatory burdens associated with the management of HUD-assisted properties.

        The proposed phase-out of project-based subsidies would take place on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified participants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

        Under one form of the mark-to-market program, HUD would, when a property's HAP Contract expires, re-underwrite the property's mortgage debt based on its expected cash flow before debt service, when operated as market-rate housing. The debt would be divided into a performing first mortgage loan with required debt service and a second mortgage loan with no required payments. Tenant-based subsidy, as described above, would replace the expired project-based assistance.

        The Administration's reinvention plan is still pending before Congress, and it is too early in the legislative process to predict which, if any, of these fundamental changes to national housing policy will receive Congressional approval. While the Company does not believe that the proposed conversion to tenant-based assistance or other proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

        2530 Previous Participation Review

        Under its regulations, HUD reserves the right to approve the owner and the management agent of HUD-assisted projects, as well as their "principals" (e.g., general partners, limited partners with more than a 25% interest, shareholders with more than a 10% share, officers and directors) in connection with the acquisition of a property or the award of a management contract, respectively. This approval process is commonly referred to as "2530 Clearance." 2530 Clearance also is technically required, but is typically given automatically, in connection with applications for additional HUD loans or assistance such as awards of LMSA units. 2530 Clearance is not required for annual rent increases, rent subsidy contract renewals or withdrawals from property reserves. Under the 2530 Clearance process, the prospective owner, the management agent, and their principals must disclose on HUD Form 2530 (the "2530 Form") their performance history for the previous 10-year period in all projects receiving any form of assistance from HUD, the Farmers Home Administration or state housing finance agencies. Any future holder of over 10% of the common stock of the Company will be listed on the Company's 2530 Form and subject to review in the 2530 Clearance process.

        The 2530 Clearance process is conducted by HUD field offices that review the Company's and its affiliates' performance records at all HUD, state housing agency-assisted and Farmers Home Administration properties. If the 2530 Form discloses any below average or unsatisfactory management reviews, unsatisfactory physical inspections, open and unresolved audit findings, mortgage or regulatory defaults, foreclosures or other adverse matters applicable to an owner or manager, or their principals or affiliates, the HUD Field or Regional Office with jurisdiction over the applicable project has the authority to enter a "flag" into the computerized 2530 Clearance system, which alerts all other Field and Regional Offices and HUD Headquarters in Washington, D.C. to the existence of the flagged matter. The decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the "2530 Committee"). In May 1992, the Assistant Secretary for Housing-Federal Housing Commissioner issued a directive to all offices that for the first time provided owners and property managers the opportunity to participate in the review of a preliminary decision to raise a flag prior to its issuance and that restricted the number of field officers who could enter a flag into the system.

        As of December 31, 1995, the Company has outstanding 25 below average or unsatisfactory management reviews, 15 of which were based solely on unsatisfactory physical inspections or mortgage defaults, the causes of which are in the control of the owner of the properties. The Company and its affiliates are seeking to resolve these matters and have made progress in mitigating the underlying problems, which progress, to date, is believed to be acceptable to HUD. This is evidenced by HUD's approval during 1994 of 104 additional 2530 filings by the Company and its most recent approvals of the Company as management agent in April and December 1995. The Company believes that it enjoys a good working relationship with HUD and that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as the Company's and large ownership portfolios such as the Real Estate Companies' with discretion and flexibility. The Company believes that neither the below average or unsatisfactory management reviews nor the two currently outstanding flags (both of which relate to mortgage defaults) have had or will have a material impact on the Company's results of operations or liquidity.

        Although 2530 Clearance is applicable only to the specific action for which approval is sought, the denial of 2530 Clearance could have a serious effect on the ability of the Company to expand its management, and the Real Estate Companies to expand their ownership, of HUD-assisted properties until such time as 2530 Clearance was reinstated.

        Suspension or Debarment

        Under its regulations, HUD has the authority to take more serious action against an owner or manager, such as suspension or denial of participation in HUD programs within a geographic region or complete denial of participation, where such person or entity has committed criminal acts or evidenced a pattern of consistently violating its contractual and regulatory responsibilities to HUD.

        Transfers of Physical Assets ("TPA")

        Both HUD regulations and the regulatory agreement applicable to each HUD-assisted property prohibit an owner from conveying such property or conveying a 25% or greater partnership interest in the entity owning such property, or any percentage general partner interest, without the prior approval of HUD. The process by which HUD consent is received is known as Transfer of Physical Assets ("TPA"). It is a set of administrative and legal procedures prescribed by HUD pursuant to which HUD reviews the terms of a proposed change in control of the ownership of a HUD-assisted multifamily project. As part of this review the prospective purchaser must also receive 2530 Clearance.

        HUD's control of the transfer process affords it the opportunity to review all aspects of the proposed transfer, including the identity of transferees, the physical and financial soundness of the project and the proposed management agent, and provides HUD with an ability to require prospective owners to correct deficiencies as a condition of approval. If the Real Estate Companies were unable to obtain TPA approval with respect to an acquisition of affordable properties, the Company's growth strategy might be adversely affected.

DEPENDENCE ON THE REAL ESTATE COMPANIES FOR PROPERTY MANAGEMENT REVENUES

        The Company is, and will continue to be, substantially dependent on revenue from the provision of services to properties controlled by the Real Estate Companies. Approximately 65% of the Company's property management revenue for the year ended December 31, 1995 was derived from fees for services to properties controlled by the Real Estate Companies. Pursuant to the Intercompany Agreements, the Real Estate Companies will be required for a period of at least 25 years (subject to certain conditions) to cause the Company to be selected to provide services to each of the properties the Real Estate Companies control (and any property they may control in the future). The Real Estate Companies are required to make penalty payments to the Company equal to up to two years of management revenues if management rights are terminated with respect to properties managed on the effective date of the sale of the Real Estate Companies as a result of certain dispositions of properties. See "Intercompany Agreements with the Real Estate Companies." The Real Estate Companies' obligations under the Intercompany Agreements are subject to their fiduciary duties as general partner of the partnerships that own the properties. The obligation of the Real Estate Companies to cause the selection and to retain the Company is also subject to certain conditions provided for in the Intercompany Agreements (see "Intercompany Agreements with the Real Estate Companies"), and there can therefore be no assurance that contracts to provide services to the properties controlled by the Real Estate Companies will be granted or, if granted, will not be terminated. There can also be no assurance that penalty payments will adequately compensate the Company for the loss of related revenues. The Company will, in any event, be substantially dependent on the Real Estate Companies' ability and desire to retain ownership and control of their portfolios of properties. Moreover, the Company's strategy for expanding the number of properties under management through transactions involving the purchase of interests in real estate may be dependent in part on the desire and the ability of the Real Estate Companies to acquire additional properties or general partner interests. There can be no assurance that the Real Estate Companies will have sufficient resources available to acquire additional properties or general partner interests.

        The Company's continuing revenue from the provision of services to properties controlled by the Real Estate Companies is dependent upon, among other things, the financial stability of the Real Estate Companies and their affiliates and their ability to retain control of the selection of the property manager for such properties. The Real Estate Companies' sources of revenue are fees and partner distributions received in connection with the sale or refinancing of properties in the ordinary course of business, repayment of principal and interest on general partner loans to property-owning partnerships, payment of administrative and reporting fees accrued prior to the sale of the Real Estate Companies to the extent available after payment of fees to the Company, and annual distributions of available cash from property-owning partnerships. If the Real Estate Companies were unable to satisfy their obligations out of funds generated by current operations and sales or refinancings of properties in the ordinary course of business, they might be required to dispose of additional assets, including interests in properties managed by the Company. If this were to happen, the Company could lose revenues from such properties. There can be no assurance that the Real Estate Companies will be able to meet their financial obligations.

        Selection of the management agent for certain of the Affiliated Properties (including the Oxford properties) is controlled by the Company or the Real Estate Companies pursuant to contractual arrangements, but the properties are owned by partnerships that are not controlled by the Real Estate Companies. The Company's continuing receipt of revenue from the provision of services to such Affiliated Properties may depend on the financial stability of other parties who have controlling interests in such properties or such other parties' decision to sell certain Affiliated Properties. If a party with a controlling interest in a property lacks the necessary financial resources to retain its interest in the property or otherwise determines to sell the property, the Company may not be able to prevent a transfer of such party's interests and, therefore, the loss of management rights with respect to the property. Furthermore, the termination penalty payable by the Real Estate Companies upon the disposition of other properties does not apply to the Oxford properties. There can be no assurance that payments pursuant to an escrow arrangement established as part of the Oxford Acquisition would be available or, if available, sufficient to cover the loss of revenue to the Company from dispositions of any Oxford properties.

ENVIRONMENTAL REGULATION

        Although the Company does not own interests in any real property after the sale of the Real Estate Companies, environmental laws impose liability on the operator of a property as well as its owner. In light of the Company's role as a manager of properties, it could be held liable as an operator for the costs of investigation, removal or remediation of certain hazardous or toxic substances, if any, at a property, and such liability may be imposed without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. A manager of a property may also be liable under common law to third parties for damages and injuries resulting from environmental contamination at or emanating from or at the site, including the presence of asbestos-containing materials and lead-based paint.

        The Company generally has not undertaken any review, on a property-by-property basis, of the presence or extent of asbestos-containing materials, lead-based paint or any other environmental risks at the properties it manages. Although the Company is not aware of any conditions at any of the properties it manages that would have a material adverse effect on the Company, many of the properties it manages were constructed at times when asbestos-containing materials and lead-based paint were in use. There can be no assurance that conditions requiring significant expense with respect to such properties do not exist or may not arise in the future.

        Prior to its ban by the Consumer Products Safety Commission in 1978, lead was often used in oil-based paints, particularly high-grade gloss paints that were used on interior trim, exterior walls, window frames and railings of both single-family homes and multifamily apartment buildings. Although paint manufacturers significantly reduced the lead content of paint, particularly after 1950, lead-based paint is present in a significant percentage of the country's housing stock. HUD regulations currently require owners of properties constructed or rehabilitated prior to 1978 and receiving rental assistance from HUD's Section 8 program to inspect regularly for defective paint surfaces and to abate lead-based paint by covering or removal. In addition, the Residential Lead-Based Paint Hazard Reduction Act of 1992 requires owners of federally-associated housing built prior to 1960 to conduct an initial risk assessment for lead-based paint by January 1, 1996, and owners of housing built between 1960 and 1978 to conduct an initial risk assessment by January 1, 2002. HUD has yet to issue regulations to implement these risk assessment provisions. If the expense of removal of lead-based paint, or related liability, resulted in the Real Estate Companies needing to dispose of, or decline to acquire, properties, the Company could experience a reduction in actual or expected management fee revenues.

        The Company has obtained indemnification from the Real Estate Companies with respect to any environmental liabilities arising at Affiliated Properties (other than liability resulting from the direct introduction of toxic substances into a property by the Company after the sale of the Real Estate Companies). There can be no assurance that the Real Estate Companies will be able to meet their indemnification obligations or that a determination of liability would not otherwise have a material adverse effect on the Company. See "Intercompany Agreements with the Real Estate Companies." Furthermore, the Real Estate Companies could be subject to additional liability under the environmental laws by virtue of their control of properties. Any such liability could have a material adverse effect on the Real Estate Companies, which could result in the disposition of Affiliated Properties and the loss of management rights by the Company with respect to those properties.

COMPETITION

        The property management industry is highly competitive and fragmented. Increasing competition in recent years has resulted in decreased property management fees and margins in the conventional segment of the market. The Company's competitors include firms with greater financial resources than the Company. The Company also competes with a large number of regional and local organizations which manage a relatively small number of properties.

        The Company competes for the right to manage properties controlled by third parties primarily on the basis of experience, quality of service, cost and the ability to deliver favorable operating results. The Company in combination with the Real Estate Companies and other joint venture partners expects to compete for acquisitions of controlling interests in properties primarily on the basis of the acquisition price and to a lesser extent on the basis of experience, quality of service, cost and the ability to deliver favorable operating results. The Company believes it has a reputation for providing favorable operating results and quality service, which, together with the quality of its employees, its national field organization, and its management information and reporting system, enable it to compete effectively for additional management contracts. Because of the Company's emphasis on controlling costs and improving the efficiency of its property management operations, it believes that it is able to offer quality service at competitive rates. While the Company believes that it will continue to compete effectively in the property management industry, there can be no assurance that it will do so or that the Company will not encounter further increased competition in the future which could limit the Company's ability to maintain or increase its market share.

EMPLOYEES

        The Company employs approximately 5,300 people, approximately 4,800 of whom are on-site employees at Company-managed properties. Fewer than 5% of the Company's employees are members of unions. Costs associated with on-site employees are paid by the Company but are reimbursed out of property operations (by the property owner) pursuant to the terms of each property management contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 2.          FACILITIES

        The Company's headquarters are located in Washington, D.C. where the Company currently occupies approximately 19,000 square feet which is rented from the Real Estate Companies on a month-to-month basis. Additional corporate offices are located in Reston, Virginia, where the Company currently occupies 43,000 square feet under a lease expiring in 1998, and Indianapolis, Indiana, where the Company currently occupies 38,000 square feet under a lease expiring in July 1996. In March 1996, the Company entered into a six-year lease agreement for 50,600 square feet of office space in connection with the relocation of its Indianapolis offices under a lease expiring in July 2002. In addition, in December 1995, the Company entered into a six-year lease agreement for approximately 65,000 square feet of office space in Vienna, Virginia. The Company will relocate its Washington, D.C. and Reston, Virginia offices to the new Vienna location during the second quarter of 1996. In March 1996, the Company executed a binding letter of intent for a sublease agreement for all of its Reston facilities which extends through the remaining term of its lease at a rental rate not less than the Company's obligation under its prime lease.

        In addition to its offices in Washington, D.C., Reston, Virginia, and Indianapolis, Indiana, the Company's operations are administered from regional offices in Rockville, Maryland, Yardley, Pennsylvania, Irving, Texas, and Charlotte, North Carolina. The Company also has 17 district offices located throughout the country. The Company's Buyers Access program also has regional offices in Salt Lake City, Utah and Maitland, Florida. Under various leasehold arrangements with terms ranging from month-to-month to three years, the Company occupies approximately 33,000 square feet for these regional and district operations. District offices are often located within properties under management, for which the Company pays fair market rent to the property.

ITEM 3.          LEGAL PROCEEDINGS

        The Company is a party to various legal actions arising primarily in the ordinary course of its property management business. Management of the Company does not believe that there is any litigation pending against the Company which, if determined adversely to the Company, would have a material adverse effect on the Company or its financial position, cash flows or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS

        NHP Incorporated common stock trades on The Nasdaq Stock Market under the symbol NHPI.

        The high and low market price of NHP Incorporated common stock and the cash dividends declared for each quarterly period with the two most recent fiscal years is included in Note 15 of Item 8, Financial Statements and Supplementary Data, appearing on page 53. The Company has never paid dividends and does not intend to pay dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial and other requirements, including contractual obligations.

        There were 66 common shareholders of record of NHP Incorporated common stock at December 31, 1995. In addition, the Company estimates that there were approximately 315 beneficial shareholders at December 31, 1995.

ITEM 6.          SELECTED FINANCIAL DATA

        The following table sets forth selected financial and operating data of the Company as of and for each of the years in the five-year period ended December 31, 1995. The selected financial data of the Company was derived from the Company's audited consolidated financial statements. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements contained herein as Item 7 and Item 8, respectively.



                     SELECTED FINANCIAL AND OPERATING DATA
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PROPERTIES AND UNITS MANAGED)

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                   1995             1994           1993       1992             1991
                                                   ----             ----           ----       ----             ----
OPERATING RESULTS:
   Total revenues (a)                           $ 174,674        $ 147,296     $  95,900    $  91,559       $  86,913
   Operating income                                19,307           14,741 (b)    12,469       11,964           9,476
   Income from continuing operations
      before income taxes                          13,811            9,005         8,528        8,276           5,413
   Income from continuing operations               31,613(c)         9,005         8,528        8,276           5,413
   Income per common share from continuing
     operations                                 $    3.27(c)     $    1.11     $   1.04     $    1.00       $     .75

FINANCIAL POSITION:
   Total assets                                 $  84,770        $  57,668     $  46,353    $  15,095       $  14,511
   Notes payable, including current portion        23,690           70,133        72,429       44,523          42,714
   Shareholders' equity (deficit) (d)              39,154         (47,554)      (63,584)     (61,709)        (63,925)

OTHER INFORMATION:
   EBITDA (e)                                   $  23,110        $  17,265     $  13,848    $  13,249       $  10,908
   Cash dividends per share                         -                -             -            -               -
   Weighted average shares outstanding              9,645            8,095         8,209        8,291           7,258
   Properties managed:
     Affiliated                                       619              558           544          384             385
     Unaffiliated                                      92               56            28           21              19
                                                ---------        ---------     ---------    ---------       ---------
   Total                                              711              614           572          405             404
                                                =========        =========     =========    =========       =========

   Units managed:
     Affiliated                                   113,919           99,817        96,067       61,782          61,394
     Unaffiliated                                  19,748           11,689         5,282        3,296           2,702
                                                ---------        ---------    ----------   ----------      ----------
   Total                                          133,667          111,506       101,349       65,078          64,096
                                                =========        =========    ==========   ==========      ==========

------------

(a) Adjusted revenues, which exclude On-Site personnel, general and administrative cost reimbursement, were $57,425, $49,138, $35,677, $33,059, and $31,827 for the years ended December 31, 1995, 1994, 1993,
        1992 and 1991, respectively.

(b) Includes a $1.8 million ($.22 per share) write-off in 1994 of the costs of transferring operations to a new computer system that was not completed in a timely manner.

(c) Includes a credit of $23.3 million ($2.42 per share) in 1995 related to a change in the valuation allowance on the Company's net deferred tax asset.

(d) The deficit in shareholders' equity prior to 1995 is the result of losses recorded from the Company's discontinued operations.


(e) EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is included because it is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        On August 18, 1995, NHP Incorporated (the "Company") completed an initial public offering (the "IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Prior to that date the Company had been owned by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies have been presented as discontinued operations in the accompanying financial statements in conformity with generally accepted accounting principles. For a summary and discussion of the operating results of discontinued operations and the financial impact from the disposal of discontinued operations, see Note 2 to the Consolidated Financial Statements. The following discussion, except where specifically stated otherwise, relates only to the Company's continuing operations.

        Overview

        The Company has experienced growth in its revenues and income from continuing operations before income taxes during each of the three years ended December 31, 1995. Historically, substantially all of this growth has been the result of increased property management revenues caused by increases in the number of units under management. The increase in units under management has resulted primarily from acquisitions of management rights, most notably the Oxford Acquisition in December 1993, the Congress Acquisition in December 1994, and the Hall Acquisition in February 1995. As a result of these and other acquisitions of management rights, the Company experienced a net gain in the number of units under property management of 22,161 units during 1995, an increase of 19.9% over the end of 1994, 10,157 units during 1994, an increase of 10.0% over the end of 1993, and 36,271 units during 1993, an increase of 55.7% over the end of 1992.

        The Company manages 66 affordable affiliated properties (representing approximately 10,400 units) which have secondary financing expiring in the next one to six years. Most of these properties currently have a fair market value less than the amount necessary to repay such secondary financing in full. The Company expects the Real Estate Companies to renegotiate these mortgages where necessary, but some attrition in the Company's management portfolio is expected from maturity of these secondary mortgages. These properties generated approximately $5.3 million in property management revenue in 1995, and the Company believes that less than 50% of such annual revenue is at risk over the next seven years due to a possible loss of property management revenues with respect to such properties. Such a revenue loss would not be material compared with expected total revenue of the Company and would not have a significant impact on the Company's financial condition or results of operations.

        Approximately 63% of the properties and 43% of the units managed by the Company as of December 31, 1995 are affordable properties and units. A substantial portion of the affordable properties were built or acquired by the owners with the assistance of programs administered by the United States Department of Housing and Urban Development ("HUD") that provide mortgage insurance, favorable financing terms, or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD. Various proposals are pending before Congress proposing reorganizaton of HUD and a restructuring of certain of its housing assistance programs. It is too early in the legislative process to predict which, if any, changes might be implemented. Any such changes could have an adverse effect on the Company's property management revenue.

        The Company manages 71 properties for unaffiliated third parties with property management contracts terminable within one year. Some of the contracts may be terminated on short notice and others may not be renewed for another term. In either case, the Company would experience a revenue loss. Although the Company does not believe that any anticipated revenue loss would have a significant impact on its financial condition or results of operations, if the contracts that are terminated or not renewed generate favorable margins, operating income would be adversely affected. These properties generated approximately $3.7 million in property management revenue in 1995.

        On a going-forward basis, to the extent that the Company is successful in acquiring new management contract rights, the Company will experience increased expenses associated with the amortization of the acquired rights or completing other acquisitions (such as the Washington Mortgage acquisition discussed in Item 1 above) and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, acquisitions may result in a decrease in income from continuing operations. However, the Company intends to pursue acquisitions of property management rights and other acquisitions that result in an increase in income from continuing operations before interest, income taxes, depreciation and amortization ("EBITDA") after all transition costs relating to the acquisition are absorbed (see "Part I - Business - Acquisition Program"). EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

        The Company files a consolidated Federal income tax return and prior to the third quarter of 1995 had recognized no provision or benefit for income taxes primarily because of net operating losses generated in prior years by the discontinued real estate operations. Prior to the sale of the Real Estate Companies, losses from discontinued operations typically caused the Company to report no taxable income, making realization of net operating loss carryforwards ("NOLs") uncertain. As a result, historically, the Company had established a valuation allowance for the full amount of the NOLs. Subsequent to the sale of the Real Estate Companies, the Company reduced its valuation allowance, resulting in the recognition of a net deferred tax asset. For further discussion see Note 5 to the Company's Consolidated Financial Statements.

        The Real Estate Companies have indemnified the Company against any environmental liability with respect to any property in which the Real Estate Companies have had, have or acquire an interest in, unless such liability results from the direct introduction of toxic substances into a property by the Company after the consummation of the sale of the Real Estate Companies. The Company has no known material environmental liabilities that require an accrual and has obtained the indemnification from the Real Estate Companies in the event any such liabilities should arise in the future. For further discussion, see "Part I - Business - Intercompany Agreements with the Real Estate Companies."

        The Company is, and will continue to be, substantially dependent on revenue from services provided to properties controlled by the Real Estate Companies. Approximately 65% of the Company's property management revenue in 1995 was derived from fees for services provided to properties controlled by the Real Estate Companies. For further discussion, see "Part I - Business - Dependence on the Real Estate Companies for Property Management Revenues."

RESULTS OF OPERATIONS

        Table 1 below sets forth the percentage of the Company's total revenue represented by each operating statement line presented. This table is presented as supplemental information to enable the reader to better analyze the Company's change in revenues and expenses during the three years ended December 31, 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from the Company's acquisition of additional management contracts. Such a presentation would also reflect economies in the Company's operating expenses, to the extent they exist.

    TABLE 1 - SUMMARY FINANCIAL AND OPERATIONAL DATA - REVENUE AND EXPENSES
                        AS A PERCENTAGE OF TOTAL REVENUE

                                                                                          Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                1995               1994               1993
                                                                              --------           --------           -------
         Revenue
            Property management services                                         27.7%              27.8%              29.9%
            On-Site personnel, general and administrative cost
            reimbursement                                                        67.1               66.7               62.8
            Administrative and reporting fees                                     2.4                2.5                4.5
            Buyers Access(R) fees                                                 1.5                1.4                1.6
            Tax credit investment fees                                            0.7                0.9                0.2
            Insurance advisory fees                                               0.6                0.7                1.0
                                                                                -----            -------           --------
               Total revenue                                                    100.0              100.0              100.0
                                                                                -----            -------           --------
         Expenses
            Salaries and benefits
              On-Site employees                                                  64.7               63.5               55.7
              Off-Site employees                                                 12.8               13.0               14.3
            Other general and administrative                                      6.8                7.4                8.4
            Costs charged to the Real Estate Companies                            2.4                3.1                7.1
            Amortization of purchased management contracts                        1.8                1.4                0.9
            Depreciation and amortization                                         0.4                0.3                0.5
            Other non-recurring expenses                                            -                1.2                  -
                                                                                -----            -------           --------
               Total expenses                                                    88.9               89.9               86.9
                                                                                -----            -------           --------
         Operating income                                                        11.1               10.1               13.1
            Interest expense, net                                                (3.2)              (3.9)              (4.1)
                                                                                -----            -------           --------
            Income from continuing operations before income taxes                 7.9                6.2                9.0
            Income tax benefit                                                   10.2                  -                  -
                                                                                -----            -------           ---------
            Income from continuing operations                                    18.1%               6.2%               9.0%
                                                                                =====            =======           ========

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

        Table 2 shows the Company's adjusted revenue and expenses, which exclude on-site personnel, general and administrative cost reimbursements, and related expenses. Table 3 sets forth the percentage of the Company's total revenue excluding on-site personnel and general and administrative cost reimbursement (adjusted revenue) represented by each operating statement line presented. See discussion regarding Table 1 above.

    TABLE 2 - SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
                          ADJUSTED OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                                          Year Ended December 31,
                                                                               -----------------------------------------
                                                                                   1995            1994            1993
                                                                               ----------      -----------    ----------
             Revenue
                Property management services                                     $48,336         $40,953         $28,651
                Administrative and reporting fees                                  4,148           3,680           4,338
                Buyers Access(R) fees                                              2,631           2,108           1,521
                Tax credit investment fees                                         1,234           1,307             200
                Insurance advisory fees                                            1,076           1,090             967
                                                                                 -------        --------        --------
                    Adjusted revenue (1)                                          57,425          49,138          35,677
                                                                                 -------        --------        --------

             Expenses
                Salaries and benefits
                  Off-Site employees                                              22,371          19,099          13,706
                Other general and administrative                                  11,899          10,968           8,123
                Amortization of purchased management contracts                     3,076           2,043             875
                Depreciation and amortization                                        727             481             504
                Other non-recurring expenses                                          45           1,806              -
                                                                                 -------        --------        --------
                    Adjusted operating expenses (2)                               38,118          34,397          23,208
                                                                                 -------        --------        --------
             Operating income                                                     19,307          14,741          12,469
                Interest expense, net                                             (5,496)         (5,736)         (3,941)
                                                                                 -------        --------        --------
                Income from continuing operations before income taxes             13,811           9,005           8,528
                Income tax benefit                                                17,802              -               -
                                                                                 -------          ------        --------
                Income from continuing operations                                $31,613         $ 9,005         $ 8,528
                                                                                 =======        ========        ========

 TABLE 3 - SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED OPERATING REVENUE
                             AND ADJUSTED EXPENSES
                      AS A PERCENTAGE OF ADJUSTED REVENUE

                                                                                          Year Ended December 31,
                                                                                -----------------------------------------
                                                                                   1995            1994            1993
                                                                                ----------      ----------      ---------
             Revenue
                Property management services                                         84.2%           83.3%           80.3%
                Administrative and reporting fees                                     7.2             7.5            12.1
                Buyers Access(R) fees                                                 4.6             4.3             4.3
                Tax credit investment fees                                            2.1             2.7             0.6
                Insurance advisory fees                                               1.9             2.2             2.7
                                                                                   ------         -------         -------
                    Adjusted revenue (1)                                            100.0           100.0           100.0
                                                                                   ------         -------         -------
             Expenses
                Salaries and benefits
                  Off-Site employees                                                 39.0            38.9            38.4
                Other general and administrative                                     20.7            22.2            22.8
                Amortization of purchased management contracts                        5.4             4.2             2.4
                Depreciation and amortization                                         1.3             1.0             1.4
                Other non-recurring expenses                                            -             3.7               -
                                                                                   ------         -------         -------
               Adjusted operating expenses (2)                                       66.4            70.0            65.0
                                                                                   ------         -------         -------

        Operating income                                                             33.6            30.0            35.0
           Interest expense, net                                                     (9.6)          (11.7)          (11.0)
                                                                                   ------          ------         -------
           Income from continuing operations before income taxes                     24.0            18.3            24.0
           Income tax benefit                                                        31.0               -               -
                                                                                   ------          ------         -------
              Income from continuing operations                                      55.0%           18.3%           24.0%
                                                                                   ======          ======         =======

------------------
(1) Adjusted revenue excludes On-Site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for on-site employees and costs charged to the Real Estate Companies.

        RESULTS OF OPERATIONS - 1995 COMPARED WITH 1994

         In 1995, the Company recorded pre-tax income (before discontinued operations and extraordinary items) of $13.8 million compared with $9.0 million for 1994, an improvement of $4.8 million, or 53.4%. Both revenues and expenses of the Company show increases in 1995 over 1994, primarily as a result of the acquisition of additional property management contracts in late 1994 and during 1995. The Company's earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $23.1 million for 1995 compared with $17.3 million for 1994, an improvement of $5.8 million, or 33.9%. EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.


        Net income for 1995 of $29.3 million includes a $17.8 million income tax benefit. The income tax benefit resulted from the recognition, in the third quarter, of a $23.3 million net asset primarily consisting of tax NOLs following the sale of the Real Estate Companies on August 18, 1995, net of the year-to-date tax provision of $5.5 million. No tax provision was recorded in 1994 due to NOLs generated by the Real Estate Companies in prior years. For further discussion, see Note 5 to the Consolidated Financial Statements. Net income for 1994 included a non-recurring charge of $1.8 million related to a terminated computer technology project. In addition, the Company recorded an extraordinary after-tax charge of $0.4 million in the third quarter of 1995 related to the early termination of a credit facility.

        Revenue

        Total revenue of the Company consists of property management services fees, administrative and reporting fees, Buyers Access(R) fees, tax credit investment fees, insurance advisory fees and on-site personnel, general and administrative cost reimbursement. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Total revenue increased $27.4 million, or 18.6%, to $174.7 million in 1995 from $147.3 million in 1994. Adjusted revenue increased $8.3 million, or 16.9%, to $57.4 million in 1995 from $49.1 million in 1994. The reasons for these increases are set forth below.

        Property management services revenue consists primarily of fees earned on property management contracts. This revenue increased $7.3 million, or 18.0%, to $48.3 million in 1995 from $41.0 million in 1994. As a percentage of total revenue, property management revenue remained essentially the same. As a percentage of adjusted revenue, property management revenue increased to 84.2% from 83.3%. The increase in absolute terms resulted from an increase in the average number of units managed due primarily to the acquisition of additional property management rights discussed above.

        Administrative and reporting fees consist of fees payable from property-owning partnerships, which are payable from investor limited partners' share of distributable cash flow of the partnerships, as compensation for providing certain administrative services to the property-owning partnerships. These fees are payable only to the extent cash flow is available, and therefore the receipt and timing of such fees cannot be assured. The amount of these fees received is dependent in part on the operating results and cash requirements of the underlying properties. The Company accrues these fees as services are rendered and establishes a reserve equal to the amount of accrued fees that are not assured of being paid. The Company has experienced significant variations in these fees from one period to another and these variations may occur in the future. Administrative and reporting fees revenue increased by $0.4 million, or 12.7%, to $4.1 million in 1995 from $3.7 million in 1994. As a percentage of total revenue, administrative and reporting fees revenue remained essentially the same. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 7.2% from 7.5%. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees generally are not received with respect to newly-acquired management contracts and as the properties which have A&R fees are lost due to sale or other reasons.

        Buyers Access(R) fees consist of annual membership fees paid by property-owning partnerships and rebates paid to the Company by suppliers participating in the Company's Buyers Access(R) program. This revenue increased $0.5 million, or 24.8%, to $2.6 million in 1995 from $2.1 million in 1994. As a percentage of total revenue, Buyers Access(R) fees remained essentially the same. As a percentage of adjusted revenue, this revenue increased to 4.6% from 4.3%. The increase in absolute terms resulted from an increase in the average number of units enrolled in the Buyers Access(R) program.

        Tax credit investment fees consist of fees earned from providing a variety of real estate investment banking services. The Company has experienced significant variations in these fees from one period to another, and these variations may recur in the future. This revenue decreased $0.1 million, or 5.6%, to $1.2 million in 1995 from $1.3 million in 1994. As a percentage of total revenue, tax credit investment fees decreased to 0.7% from 0.9%. As a percentage of adjusted revenue, this revenue decreased to 2.1% from 2.7%. The decrease in absolute terms and as a percentage of adjusted revenue is the result of fewer tax credit investment transactions being completed during 1995 as compared to 1994.

        Insurance advisory fees revenue consists of fees received by the Company in connection with administration of insurance programs for managed properties, and currently amount to approximately $3.00 per $10,000 of coverage. This revenue was essentially flat year over year at approximately $1.1 million. As a percentage of total revenue, insurance advisory services revenue remained essentially the same. As a percentage of adjusted revenue, this revenue decreased to 1.9% from 2.2%.

        Expenses

        Total expenses of the Company consist of salaries and benefits for On-Site and Off-Site employees, other general and administrative expenses, costs charged to the Real Estate Companies, depreciation and amortization, amortization of purchased management contracts and other non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for On-Site employees and costs charged to the Real Estate Companies. Total expenses increased $22.8 million, or 17.2%, to $155.4 million in 1995 from $132.6 million in 1994. Total expenses as a percentage of total revenue decreased to 88.9% in 1995 from 89.9% in 1994. Adjusted operating expenses increased $3.7 million, or 10.8%, to $38.1 million in 1995 from $34.4 million in 1994. Adjusted operating expenses as a percent of adjusted revenue decreased to 66.4% from 70.0%. The reasons for these changes are set forth below.

        Salaries and benefits - off-site employees consist of personnel expenses incurred for employees other than employees working at the properties. These expenses increased $3.3 million, or 17.1%, to $22.4 million in 1995 from $19.1 million in 1994. As a percentage of total revenue, salary and benefits - off-site employees decreased slightly to 12.8% from 13.0%. As a percentage of adjusted revenue, these expenses remained essentially the same. The increase in absolute terms resulted primarily from the Company's growth and increased executive incentive compensation during 1995.

        Other general and administrative expenses consist of professional fees, travel, management information systems, occupancy, telephone and equipment rental, and other expenses. These expenses increased $0.9 million, or 8.5%, to $11.9 million in 1995 from $11.0 million in 1994. As a percentage of total revenue, other general and administrative expenses decreased to 6.8% from 7.4%. As a percentage of adjusted revenue, these expenses decreased to 20.7% from 22.2%. The increase in absolute terms resulted primarily from higher transition and management expenses related to the expansion of the management portfolio.

        Amortization of purchased management contracts consists of the amortization of the costs of acquisition of property management rights. Costs are amortized over the shorter of 15 years or the estimated life of the management contracts which include projected renewals. Amortization periods range from 5 to 15 years. These expenses increased $1.1 million, or 50.6%, to $3.1 million in 1995 from $2.0 million in 1994. As a percentage of total revenue, amortization of purchased management contracts increased to 1.8% from 1.4%. As a percentage of adjusted revenue, these expenses increased to 5.4% from 4.2%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from amortization of management contracts related to the Congress and Hall Acquisitions.

        Depreciation and amortization consist primarily of the depreciation of furniture, equipment (primarily computer equipment) and software, and amortization of costs of leasehold improvements. These expenses increased $0.2 million, or 51.1%, to $0.7 million in 1995 from $0.5 million in 1994. As a percentage of total revenue, depreciation and amortization remained essentially the same. As a percentage of adjusted revenue, these expenses increased to 1.3% from 1.0%. The increase in absolute terms resulted primarily from the purchase of new personal computers and increased depreciation on leasehold improvements at the Company's Indianapolis facility.

        Other non-recurring expenses include stock option compensation expense of $0.5 million due to the extension of the exercise period of stock options held by one former and five current employees. The extension was approved by the Company's Board of Directors in February 1995. Additionally, the Company recorded an expense reduction of $0.4 million, reflecting partial reimbursements by third parties with respect to the costs of transferring operations to a new computer system. A $1.8 million charge for the termination of this systems project was originally recorded in December 1994 as a non-recurring expense.

        Interest Expense, Net

        Interest expense, net decreased $0.2 million, or 4.2%, to $5.5 million in 1995 from $5.7 million in 1994. As a percentage of total revenue, interest expense, net decreased to 3.2% from 3.9%. As a percentage of adjusted revenue, interest expense, net decreased to 9.6% from 11.7%. The decreases are due to a lower level of debt in the second half of 1995 following the application of the proceeds from the Company's IPO to repay debt.

        RESULTS OF OPERATIONS - 1994 COMPARED WITH 1993

        Revenues

        Total revenue of the Company increased $51.4 million, or 53.6%, to $147.3 million in 1994 from $95.9 million in 1993. Adjusted revenue increased $13.4 million, or 37.7%, to $49.1 million from $35.7 million. The reasons for these increases are set forth below.

        Property management services revenue increased $12.3 million, or 42.9%, to $41.0 million in 1994 from $28.7 million in 1993. As a percentage of total revenue, property management revenue decreased to 27.8% from 29.9%. As a percentage of adjusted revenue, this revenue increased to 83.3% from 80.3%. The increase in absolute terms resulted from an increase in the average number of units managed during 1994 as a result of the Oxford Acquisition in December 1993, as well as from increases in rents on properties managed by the Company and other factors. The increase as a percentage of adjusted revenue resulted from the same reasons, and from a decrease in administrative and reporting fees during 1994.

        Administrative and reporting fees decreased $0.6 million, or 15.2%, to $3.7 million in 1994 from $4.3 million in 1993. As a percentage of total revenue, administrative and reporting fees decreased to 2.5% from 4.5%. As a percentage of adjusted revenue, this revenue decreased to 7.5% from 12.1%. The decrease in absolute terms resulted from unusually high fees in 1993 caused primarily by non-recurring government rent subsidy payments to the property-owning partnerships and the timing of certain cash requirements of the partnerships, which increased amounts available for payment of these fees in 1993. The decreases as a percentage of total and adjusted revenue resulted from the same reason and because property management revenue, the major component of revenue, increased at a faster rate than other revenue types.

        Buyers Access(R) fees increased $0.6 million, or 38.6%, to $2.1 million in 1994 from $1.5 million in 1993. As a percentage of total revenue, Buyers Access(R) fees decreased to 1.4% from 1.6%. As a percentage of adjusted revenue, Buyers Access(R) fees remained the same. The increase in absolute terms resulted from an increase in the average number of units enrolled in the Buyers Access(R) program during 1994, as well as from an increase in the average membership fees charged to the property-owning partnerships.

        Tax credit investment fees increased $1.1 million to $1.3 million in 1994, from $0.2 million in 1993. As a percentage of total revenue, tax credit investment fees increased to 0.9% from 0.2%. As a percentage of adjusted revenue, tax credit investment fees increased to 2.7% from 0.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted from the fact that 1994 was the first full year of tax credit operations.

        Insurance advisory fees increased by $0.1 million, or 12.7%, to $1.1 million in 1994 from $1.0 million in 1993. As a percentage of total revenue, insurance advisory fees decreased to 0.7% from 1.0%. As a percentage of adjusted revenue, insurance advisory services fees decreased to 2.2% from 2.7%.

        Expenses

        Total expenses increased $49.2 million, or 58.9%, to $132.6 million in 1994 from $83.4 million in 1993. Total expenses as a percentage of total revenue increased to 89.9% from 86.9%. Net operating expenses increased $11.2 million, or 48.2%, to $34.4 million from $23.2 million. Adjusted operating expenses as a percent of adjusted revenue increased to 70.0% for 1994 from 65.0% for 1993. The reasons for these increases are set forth below.

        Salaries and benefits - off-site employees increased by $5.4 million, or 39.3%, to $19.1 million in 1994 from $13.7 million in 1993. As a percentage of total revenue, salary and benefits - off-site employees decreased to 13.0% from 14.3%. As a percentage of adjusted revenue, these expenses remained essentially the same. The increase in absolute terms resulted primarily from additional personnel cost incurred to manage the Oxford properties, an increase in the number of employees engaged in implementing the Company's acquisition strategy, the additional personnel to support the tax credit investment fee business which began in late 1993, and normal annual salary increases.

        Other general and administrative expenses increased $2.9 million, or 35.0%, to $11.0 million in 1994 from $8.1 million in 1993. As a percentage of total revenue, other general and administrative expenses decreased to 7.4% from 8.4%. As a percentage of adjusted revenue, these expenses decreased to 22.2% from 22.8%. The increase in absolute terms resulted primarily from additional administrative cost incurred to manage the Oxford properties and higher legal expenses incurred in connection with the Company's property management operations.

        Amortization of purchased management contracts increased $1.1 million, or 133.5%, to $2.0 million in 1994 from $0.9 million in 1993. As a percentage of total revenue, amortization of purchased management contracts increased to 1.4% from 0.9%. As a percentage of adjusted revenue, these expenses increased to 4.2% from 2.4%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted from amortization of purchased management contracts for the Oxford Acquisition and the fact that the managed portfolio prior to the Oxford Acquisition had relatively little purchased management cost to be amortized.

        Other non-recurring expenses of $1.8 million in 1994 consisted of a write-off of costs of transferring operations to a new computer system that was not completed in a timely manner.

        Interest Expense, Net

        Interest expense, net, increased $1.8 million, or 45.5%, to $5.7 million in 1994 from $3.9 million in 1993. As a percentage of total revenue, interest expense, net, decreased to 3.9% from 4.1%. As a percentage of adjusted revenue, this expense increased to 11.7% from 11.0%. The increase in absolute terms and as a percentage of adjusted revenue resulted from additional interest expense incurred on additional borrowings from banks to finance the Oxford Acquisition as well as from interest expense on additional shareholder loans.

LIQUIDITY AND CAPITAL RESOURCES

        Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. Net cash provided by continuing operations for the years ended December 31, 1995, 1994 and 1993 was $9.7, $11.9 and $12.1 million, respectively. The decrease in net cash provided by continuing operations in 1995 was due primarily to the increase in payments for income taxes and the timing of receipts and payments on various working capital items. At December 31, 1995, the Company's liquidity was approximately $58.0 million, which consists of approximately $6.0 million in cash and $52.0 million of available borrowings available under the Company's credit facility.

        For 1995, net cash used in investing activities was $16.0 million, reflecting primarily cash used in the Congress, Hall and other acquisitions. Net cash used in investing activities in 1994 of $4.5 million includes additional payments for the Oxford Acquisition and purchases of fixed assets consisting primarily of computer equipment and software. Net cash used in investing activities was $19.7 million in 1993, primarily due to the Oxford Acquisition.

        In 1995, net cash provided by financing activities was $8.8 million, reflecting proceeds from the Company's IPO in August and borrowings on the Company's Credit Facility (see discussion below), reduced by the net repayment of borrowings under the Company's previous credit facility, repayment of notes to related parties and payment of financing, offering and disposition costs. In 1994, net cash used in financing activities was $4.3 million, reflecting scheduled payments under the then existing credit facility. Net cash provided by financing activities of $23.4 million in 1993 results primarily from financing obtained in connection with the Oxford Acquisition. For further discussion of the Company's debt, see Note 4 to the Consolidated Financial Statements.

        As previously discussed, on August 18, 1995, the Company completed an IPO of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million (the "Closing"). At that time, the Company entered into a $75 million, three-year unsecured revolving credit facility with a group of banks (the "Credit Facility"). At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for a fourth year or convert it to a two-year term loan. Availability under the Credit Facility is subject to the Company's compliance with various ratios, operating covenants and other customary conditions. The Credit Facility also restricts the payment of dividends by the Company unless the Company's ratio of EBITDA to interest expense is greater than 3 to 1, calculated on a four quarter average basis. Interest on the Credit Facility is equal to, at the Company's option, either The First National Bank of Boston's base rate from time to time or 175 basis points over the London Interbank Offered Rate ("LIBOR") in effect from time to time. The Credit Facility also requires the payment of a commitment fee of 37.5 basis points per annum on the unused portion of the Credit Facility. The Credit Facility generally prohibits any additional borrowings by the Company, except that up to $10.0 million of additional unsubordinated borrowings from third parties will be permitted if entered into in connection with the acquisition of assets which will result in additional management contracts for the Company. The Credit Facility also permits the Company to make loans or other advances to the Real Estate Companies up to a total of $10 million in connection with the Real Estate Companies' acquisition of real estate assets. The Company's compliance with this latter requirement was waived by the bank group for a period of six months ending August 8, 1996, to permit up to $16.0 million of borrowings in connection with the Real Estate Companies' pending acquisition of a portfolio of 13 properties containing 3,145 units (see "Subsequent Events" below). As of December 31, 1995 the Company had $23.0 million outstanding under the Credit Facility leaving $52.0 million of available borrowings.

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

        In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled approximately $9.1 million of indebtedness owed by the Company to them. For further discussion, see Note 9 to the Company's Consolidated Financial Statements.

        The Company's future capital expenditures are expected to consist largely of funds required in connection with the acquisition of property management rights and other acquisitions. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under the Credit Facility. The Company may also issue additional common stock, either for cash to be used in connection with, or as consideration for, acquisitions. The Company believes that it can repay indebtedness out of operating cash flow or additional equity offerings.

        Capital expenditures also include costs to acquire computer hardware and software, including software in connection with the Company's move from mainframe technology to client-server based technology to serve its information systems needs. See Part I - Business - "Property Management Services - Operations." As of December 31, 1995, the client-server software and related hardware had been purchased with funds from operating cash flow. The Company currently has no material commitments for capital expenditures.

        As discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has substantial unused net operating loss carryforwards ("NOLs") for Federal tax purposes. In addition, the Company estimates that, based on current projections, it has sufficient Federal alternative minimum tax NOLs to offset the allowable limit of Federal alternative minimum taxable income at least through 1996. Therefore, the Company expects its cash income tax rate to be approximately 10% for 1995 and 1996.

        If the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur if the Company engages in certain transactions involving the issuance of shares of common stock, including the issuance of a sufficient number of shares of common stock in connection with an acquisition or otherwise. If an ownership change were to occur, Section 382 would impose an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized.

        Discontinued Operations

        Net cash used in discontinued operations for the years ended December 31, 1995, 1994 and 1993 was $8.6 million, $0.2 million and $10.5 million, respectively. The single largest use of cash over these years has been advances to property-owning partnerships to fund operations and capital improvements of the underlying properties. A large part of the 1993 fundings were required by operating guarantees or to avoid calls on letters of credit and guarantees issued on behalf of property-owning partnerships. The reduction of cash used in discontinued operations in 1994 compared to 1993 is primarily the result of proceeds received in 1994 on dispositions of investments in real estate partnerships.

        In 1993, net cash used in discontinued operations was primarily related to multifamily partnership and single family joint-venture investments targeted for disposition. In 1994, net cash used was primarily for additional investments in certain partnerships rather than for partnership fundings as had been required in prior years, offset by any proceeds from dispositions of certain properties and partnership interests. In 1995, cash was used primarily to invest in the general partnership interests acquired in the Hall Acquisition.

NET INCOME PER SHARE

        In February 1995, the Company's Board of Directors declared a 25 for 1 split of the Company's common stock. Accordingly, all share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

        As previously discussed, on August 18, 1995, the Company completed an IPO of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Although this transaction had no earnings impact, net income per share subsequent to the IPO decreased due to the increase in shares outstanding.

NEW ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," which requires the adjustment of the carrying value of long-lived assets and certain identifiable intangibles if their value is determined to be impaired as defined by the standard. The Company intends to adopt SFAS No. 121 on

January 1, 1996. In the opinion of management, the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which allows companies to adopt the fair value method for recognition of stock-based compensation expense or to continue to use the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees." SFAS 123's fair value method requires companies to record compensation expense on the date of the grant of stock options based on the fair value of the options as calculated by option pricing models or current market prices. For those companies that do not elect to adopt the fair value method of accounting for stock-based compensation expense, SFAS 123 requires disclosure of the pro forma impact on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The Company intends to adopt the disclosure provisions of SFAS 123 for 1996 and will continue to follow APB No. 25 in accounting for employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equals the market price on the underlying stock on the date of the grant, no compensation expense is recognized. Because the Company's adoption of SFAS 123 will require only additional disclosure, it will not have a material effect on the Company's financial position or results of operations.

SUBSEQUENT EVENTS

        On February 29, 1996, the Company entered into a three-year contract with CRI, Inc., a Rockville, Maryland-based real estate investment firm, to provide asset management, refinancing and disposition services for 286 affordable multifamily communities containing over 35,000 apartment units, which are owned by 129 of CRI's public and private real estate partnerships. The transaction increased the Company's total asset management portfolio by over 50% to approximately 840 multifamily properties.

        On March 20, 1996, the Company and Commonwealth Overseas Trading Company Limited ("Commonwealth") entered into a Stock Purchase Agreement providing for the purchase from Commonwealth of all of the issued and outstanding common stock of WMF Holdings Ltd. for $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF Holdings Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial had mortgage servicing contracts aggregating approximately $4.5 billion as of February 29, 1996 and originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited, a leading FHA mortgage originator and servicer located in Edison, New Jersey. The transaction is expected to be completed in early April 1996.

        On February 14, 1996, the Real Estate Companies agreed to acquire 13 multifamily properties containing 3,145 apartment units from affiliates of Great Atlantic Management, Inc. At closing, the Company is expected to acquire from the Real Estate Companies for approximately $1.6 million the right to manage the units on a long-term basis with the exact terms to be determined. In addition, the Company may provide the Real Estate Companies up to $16 million in secured financing for acquisition of the properties until such time as a third-party investor acquires an equity interest in the properties. Such borrowing would bear interest at 10% per year. The Company's Credit Facility limits the amount of loans or other advances the Company may make to the Real Estate Companies in connection with the Real Estate Companies' acquisition of real estate assets to $10.0 million, but this limitation has been waived for a period of six months ending August 8, 1996 to permit the advance to the Real Estate Companies in connection with this acquisition.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
NHP INCORPORATED
Statement of Financial Responsibility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32
Reports of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33-34
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993  . . . .        35
Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . .        36
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993  . . . .        37
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1995,
    1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39

STATEMENT OF FINANCIAL RESPONSIBILITY

 To the Shareholders of NHP Incorporated:

        The management of NHP Incorporated is responsible for the preparation and integrity of the accompanying consolidated financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and include amounts based on estimates and judgments. Other financial information included herein is consistent with that in the financial statements.

        The Company maintains a system of internal accounting controls, designed and intended to provide reasonable assurance that assets are safeguarded, that transactions are executed and recorded in accordance with management's authorization and that accountability for assets is maintained. An environment that establishes an appropriate level of control consciousness is maintained and monitored by management and is supported by qualified personnel and appropriate division of responsibilities.

        In addition, the financial statements have been audited by independent public accountants, whose reports follow. These audits provide an objective, independent review of management's discharge of its responsibilities as they relate to the fairness of reported operating results and financial condition. The independent public accountants obtain and maintain an understanding of the Company's accounting and financial controls and conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the Company's consolidated financial statements.

        The Board of Directors has also created an Audit Committee, which is composed of three outside directors, and will meet periodically and, when appropriate, separately with the independent auditors and management to review the activities of each.





        Ann Torre Grant                                                     Jeffrey J. Ochs
        Executive Vice President and                                        Vice President and
        Chief Financial Officer                                             Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NHP Incorporated:

We have audited the accompanying consolidated balance sheets of NHP Incorporated (formerly NHP, Inc.), a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1994 financial statements of certain real estate partnerships whose net assets (deficits) and operating results are included in "net liabilities of discontinued operations" and "income (loss) from discontinued real estate operations, net of income taxes," respectively, in the accompanying 1994 consolidated financial statements. The net liabilities of these real estate partnerships represent 7% of total liabilities, and their net losses ($1,706,000) represent 10% of 1994 net income. The financial statements of these real estate partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts (including the 1994 gross revenues, assets and liabilities disclosed in Note 2) included in the consolidated financial statements for these real estate partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NHP Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Allowance for Doubtful Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule, for the years ended December 31, 1995 and 1994, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                           ARTHUR ANDERSEN LLP
Washington, D.C.,
January 26, 1996 (except with respect
 to the matters discussed in Note 13, as
 to which the date is March 21, 1996)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
 NHP Incorporated
Washington, D.C.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows of NHP Incorporated (formerly NHP, Inc.) and subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NHP Incorporated and subsidiaries as of December 31, 1993 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Washington, D.C.
July 22, 1994

                                NHP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Year Ended December 31,
                                                                      --------------------------------------------------
                                                                         1995                 1994               1993
                                                                      -----------      ----------------   --------------
             Revenue, substantially all from related parties
               Property management services                            $  48,336         $ 40,953               $ 28,651
               On-Site personnel, general and administrative
                cost reimbursement                                       117,249           98,158                 60,223
               Administrative and reporting fees                           4,148            3,680                  4,338
               Buyers Access(R) fees                                       2,631            2,108                  1,521
               Tax credit investment fees                                  1,234            1,307                    200
               Insurance advisory fees                                     1,076            1,090                    967
                                                                       ---------        ---------           ------------

                     Total revenue                                       174,674          147,296                 95,900
                                                                       ---------        ---------           ------------
              Expenses
               Salaries and benefits
                     On-Site employees                                   113,100           93,560                 53,446
                     Off-Site employees                                   22,371           19,099                 13,706
               Other general and administrative                           11,899           10,968                  8,123
               Costs charged to the Real Estate Companies                  4,149            4,598                  6,777
               Amortization of purchased management contracts              3,076            2,043                    875
               Depreciation and amortization                                 727              481                    504
               Other non-recurring expenses                                   45            1,806                     -
                                                                       ---------        ----------          ------------

                     Total expenses                                      155,367          132,555                 83,431

              Operating income                                            19,307           14,741                 12,469
              Interest expense, net                                       (5,496)          (5,736)                (3,941)
                                                                       ---------        ----------          ------------

              Income from continuing operations before income
                     taxes and extraordinary items                        13,811            9,005                  8,528
              Income tax benefit                                          17,802                -                     -
                                                                       ---------        ----------             ---------
              Income from continuing operations before
                     extraordinary items                                  31,613            9,005                  8,528
              Income (loss) from discontinued real estate
                     operations, net of income taxes                      (1,963)           7,490                (12,965)
                                                                       ---------        ----------             ---------

              Income (loss) before extraordinary items                    29,650           16,495                 (4,437)
              Extraordinary items, net of income taxes - (see
                     Note 12)                                               (400)               -                  3,847
                                                                       ---------        ----------             ---------

                     Net income (loss)                                 $  29,250         $ 16,495              $    (590)
                                                                       =========        =========              =========

              Net income (loss) per common share:
                Continuing operations before extraordinary items       $    3.27         $   1.11             $     1.04

                Discontinued operations                                     (.20)             .93                  (1.58)

                Extraordinary items                                         (.04)               -                    .47
                                                                       ---------        ---------              ---------
                     Net income (loss)                                 $    3.03       $     2.04              $    (.07)
                                                                       =========        =========              =========





 The accompanying notes are an integral part of these consolidated statements.

                                NHP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                  December 31,
                                                                                       --------------------------------------
                                             ASSETS                                         1995                  1994
                                                                                       -------------        -----------------
             Cash and cash equivalents                                                  $    5,996              $   12,090
             Receivables, substantially all from related parties, net of allowance for doubtful accounts of $1,613 and $1,861 in 1995 and 1994,
               respectively                                                                 12,809                   6,288
             On-Site cost reimbursement receivable, substantially all from related
               parties                                                                       2,747                   3,376
             Other current assets                                                              277                      85
             Current portion of net deferred tax asset                                       5,916                      -
                                                                                        ----------              ----------

                Total current assets                                                        27,745                  21,839

             Purchased management contracts, net of accumulated amortization of
               $8,409 and $5,333 in 1995 and 1994, respectively                             34,568                  30,153
             Property and equipment, net of accumulated depreciation of $1,666 and
               $969 in 1995 and 1994, respectively                                           1,995                   1,878
             Capitalized software, net of accumulated amortization of $114 and $51
               in 1995 and 1994, respectively                                                1,528                     128
             Deferred costs and other                                                        4,483                   3,670
             Net deferred tax asset                                                         14,451                       -
                                                                                        ----------              ----------

                                                                                        $   84,770              $   57,668
                                                                                        ==========              ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

             Current portion of long-term debt, including amounts payable to
               related parties of $356 and $351 in 1995 and 1994, respectively          $      412              $    7,851
             Accounts payable                                                                4,545                   9,384
             Accrued expenses, including amounts associated with related parties
               of $3,365 and $3,882 in 1995 and 1994, respectively                           9,552                   9,604
             Accrued On-Site salaries and benefits                                           2,747                   3,376
             Deferred revenues                                                               2,199                   1,685
                                                                                        ----------              ----------

                Total current liabilities                                                   19,455                  31,900

             Notes payable to banks                                                         23,000                  43,759
             Notes payable - other, including amounts payable to related parties
               of $139 and $18,523 in 1995 and 1994, respectively                              278                  18,523
             Other long-term liabilities                                                     2,883                   1,224
             Net liabilities of discontinued operations                                          -                   9,816
                                                                                        ----------              ----------

                Total liabilities                                                           45,616                 105,222
                                                                                        ----------              ----------
             Commitments and contingencies (Note 10)

             Shareholders' equity (deficit)
                Common stock, $0.01 par value; 25,000,000 shares authorized;
                  12,264,675 and 7,986,925 shares issued and outstanding in 1995
                  and 1994, respectively                                                       123                      80
                Additional paid-in capital                                                 126,293                  68,878
                Accumulated deficit                                                        (87,262)               (116,512)
                                                                                        ----------              ----------

                Total shareholders' equity (deficit)                                        39,154                 (47,554)
                                                                                        ----------              ----------
                                                                                        $   84,770              $   57,668
                                                                                        ==========              ==========





 The accompanying notes are an integral part of these consolidated statements.

                                NHP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                   1995                1994                1993
                                                                               -----------       -------------       -------------
    Cash Flows From Operating Activities:
        Net income (loss)                                                       $  29,250           $  16,495          $     (590)
        Extraordinary items, net of income taxes                                      400               -                  (3,847)
        Discontinued operations, net of income taxes                                1,963              (7,490)             12,965
                                                                                ---------           ---------          ----------
        Income before extraordinary items and discontinued operations              31,613               9,005               8,528
        Depreciation and amortization                                               3,803               2,524               1,379
        Amortization of deferred financing costs                                      440                 399                  88
        Income taxes                                                              (18,744)                  -                   -
        Write-off of receivables, substantially all from related parties             (298)               (288)               (225)
        Increase in receivables, substantially all from related parties            (5,595)             (2,101)               (464)
        Increase in deferred costs and other                                       (1,917)               (239)               (363)
        Increase (decrease) in accounts payable and accrued expenses                 (293)                886               1,149
        Increase in deferred revenues                                                 515                  76               1,964
        Other                                                                         176               1,630                   -
                                                                                ---------           ---------         -----------

         Net cash provided by continuing operations                                 9,700              11,892              12,056
         Net cash used in discontinued operations                                  (8,554)               (217)            (10,468)
                                                                                ---------           ----------        -----------
         Net cash provided by operating activities                                  1,146              11,675               1,588
                                                                                ---------           ---------         -----------
    Cash Flows From Investing Activities:
        Purchase of management contracts                                          (13,809)             (2,059)            (18,710)
        Purchase of fixed assets and software                                      (2,217)             (2,484)               (985)
                                                                                ---------           ----------        -----------

        Net cash used in investing activities                                     (16,026)             (4,543)            (19,695)
                                                                                 --------           ----------        -----------
    Cash Flows From Financing Activities:
        Bank borrowings                                                            33,207                 133              58,171
        Repayments of bank borrowings                                             (61,466)             (6,000)            (38,568)
        Borrowings from related parties                                             1,119               3,903               9,000
        Repayments of notes payable to related parties                            (10,369)               (332)             (1,897)
        Repurchases of common stock from related parties                             (375)               (808)             (1,523)
        Proceeds from issuance of common stock, net                                51,987                   -                   -
        Payment of offering costs                                                  (3,746)                  -                   -
        Proceeds from sale of stock to related parties                              -                     343                 238
        Payment of financing and disposition costs                                 (1,571)             (1,515)             (2,005)
                                                                                ---------           ---------         -----------

        Net cash provided by (used in) financing activities                         8,786              (4,276)             23,416
                                                                                ---------           ---------         -----------
    Increase (decrease) in cash and cash equivalents                               (6,094)              2,856               5,309
    Cash and Cash Equivalents, beginning of period                                 12,090               9,234               3,925
                                                                                 --------           ---------         -----------
    Cash and Cash Equivalents, end of period                                    $   5,996            $ 12,090         $     9,234
                                                                                =========           =========         ===========

    Supplemental Disclosures of Cash Flow Information:
        Cash interest payments                                                  $   6,537            $  4,607          $    3,788
        Cash income tax payments                                                $     942            $     49          $       14
        Non-cash item:
         Reduction in notes payable to related parties in consideration
         for the sale of the Real Estate Companies                              $   9,129                   -                   -






 The accompanying notes are an integral part of these consolidated statements.

                                NHP INCORPORATED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              Common Stock             Additional
                                     -----------------------------       Paid-In         Accumulated       Treasury
                                         Shares         Par Value        Capital           Deficit          Stock          Total
                                     ------------       ----------    -----------     ---------------    -----------    -----------
    Balance, January 1, 1993          8,166,300          $  82         $  70,626        $(132,417)       $       -      $ (61,709)
       Sale of common stock              22,500             -                238            -                    -            238
       Repurchase of common stock           -               -                  -            -               (1,523)        (1,523)
       Retirement of treasury stock    (157,875)            (2)           (1,521)           -                1,523             -
       Net loss                             -               -                 -              (590)               -           (590)
                                      ---------           ----         ---------         -----------      --------      --------

    Balance, December 31, 1993        8,030,925             80            69,343         (133,007)               -        (63,584)
       Sale of common stock              32,500             -                343            -                    -            343
       Repurchase of common stock          -                -                 -             -                  (808)         (808)
       Retirement of treasury stock     (76,500)            -               (808)           -                   808             -
       Net income                          -                -                 -            16,495                 -        16,495
                                      ---------            ---         --------         ----------         --------     ---------

    Balance, December 31, 1994        7,986,925             80            68,878         (116,512)                -       (47,554)
       Stock option compensation          -                 -                583            -                     -           583
       Repurchase of common stock         -                 -                -              -                  (375)         (375)
       Retirement of treasury stock     (31,250)            -               (375)           -                   375             -
       Issuance of common stock in
          public offering, net        4,300,000             43            48,198            -                     -        48,241
       Issuance of common stock to
          Directors                       9,000             -                127            -                     -           127
       Sale of Real Estate
          Companies (Note 2)              -                 -              8,882            -                     -         8,882
       Net income                         -                 -                -             29,250                 -        29,250
                                     ----------        -------         ---------       ----------           -------      --------

    Balance, December 31, 1995       12,264,675           $123          $126,293       $  (87,262)        $       -     $  39,154
                                     ==========        =======         =========       ===========         ========    ==========





 The accompanying notes are an integral part of these consolidated statements.

                                NHP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated financial statements include the accounts of NHP Incorporated and its wholly-owned subsidiaries (the "Company"). On August 18, 1995, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interests in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). The consolidated financial statements include the accounts of the Real Estate Companies through August 18, 1995, presented as discontinued operations in accordance with generally accepted accounting principles ("GAAP"). The Company will continue to provide services to the Real Estate Companies and, therefore, intercompany revenues and expenses between the Company and the Real Estate Companies have not been eliminated from the Company's revenues and expenses in the consolidated financial statements for the periods prior to August 18, 1995. All other material intercompany accounts and transactions have been eliminated in consolidation.

        Nature of Business

        The Company provides a full range of property management and related services to owners of multi-family rental housing properties, primarily properties owned by partnerships in which the Real Estate Companies have an ownership interest. The properties served by the Company are located in urban, suburban and rural areas throughout various regions of the United States other than the Northwest region. This reduces the impact of local economic cycles on the overall operations of the Company. The Company provides services to both "conventional" (market rate) and "affordable" properties. Affordable properties receive some form of Federal and/or state assistance and are generally restricted to low or moderate income tenants.

        Approximately 63% of the properties and 43% of the units managed by the Company as of December 31, 1995 are affordable properties and units. A substantial portion of the affordable properties were built or acquired by the owners with the assistance of programs administered by the United States Department of Housing and Urban Development ("HUD") that provide mortgage insurance, favorable financing terms, or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD. Various proposals are pending before Congress proposing reorganizaton of HUD and a restructuring of certain of its housing assistance programs. It is too early in the legislative process to predict which, if any, changes might be implemented. Any such changes which negatively impact the properties revenues or cash flows could have an adverse effect on the Company's property management revenue.

        Dependence on the Real Estate Companies for Property Management Revenues

        The Company is, and will continue to be, substantially dependent on revenue from services provided to properties controlled by the Real Estate Companies. Approximately 65% of the Company's property management revenue in 1995 was derived from fees for services provided to properties controlled by the Real Estate Companies. Pursuant to the agreements with the Real Estate Companies discussed in Note 9, the Real Estate Companies are required for a period of at least 25 years, subject to certain conditions, to cause the Company to be selected to provide services to each of the properties the Real Estate Companies control and properties they may control in the future.

        Accounting Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue and Expenses

        The Company recognizes property management, Buyers Access(R), tax credit investment and insurance advisory fee revenues as services are rendered and the revenue is earned. Administrative and reporting fees are earned for providing administrative services to certain partnerships in which the Real Estate Companies have ownership interest. These fees are payable only to the extent distributable cash flow of the partnerships, as defined, is available. The Company accrues these fees as services are rendered and establishes a reserve equal to the amount of accrued fees that are not assured of being paid. Prepayments received on service contracts are deferred and recognized as revenue when the related services are performed.

        Personnel hired to provide operating and management services to the individual properties which the Company manages are employees of the Company ("On-Site Employees"). All payroll costs, including payroll taxes and benefits, relating to On-Site Employees are reimbursable to the Company by the individual properties. These costs, which totaled $113.1, $93.6 and $53.4 million for the years ended December 31, 1995, 1994 and 1993, respectively, have been reflected as operating expenses, and the related reimbursements have been included in operating revenue as part of on-site personnel, general and administrative cost reimbursements. The Company accrues as a liability amounts charged to the individual properties for On-Site Employee benefits (health insurance and 401(k) Plan employer contributions) which have not yet been paid to third party providers of services. All other employees of the Company are classified as "Off-Site Employees."

        The Company also provides asset management, finance, accounting and tax services to the Real Estate Companies on a cost reimbursable basis. The costs charged back to the Real Estate Companies have been reflected as operating expenses and the related reimbursements have been included in operating revenue as part of on-site personnel, general and administrative cost reimbursements in the accompanying consolidated financial statements and amounted to $4.1, $4.6 and $6.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        Income Taxes

        The benefit for income taxes includes Federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The net deferred tax asset relates primarily to net operating loss carryforwards ("NOLs") recognized by the Company subsequent to the sale of the Real Estate Companies. For further discussion see Note 5.

        Net Income Per Share

        Net income per share is computed using the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. The weighted average shares and equivalents used in the per share calculations were 9,644,745, 8,094,733 and 8,208,684 for the years ended December 31, 1995, 1994 and 1993, respectively. As there is not a material difference (less than 3%) between net income per share and fully-diluted net income per share, only net income per share is presented.

        In February 1995, the Company's Board of Directors declared a 25 for 1 split of the Company's common stock. All share and per share amounts have been restated to reflect the stock split.

        On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million. The net proceeds were used in their entirety to repay certain of the Company's outstanding debt (see Note 4).

        New Accounting Standards

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," which requires the adjustment of the carrying value of long-lived assets and certain identifiable intangibles, if their value is determined to be impaired as defined by the standard. The Company intends to adopt SFAS No. 121 on January 1, 1996. In the opinion of management, the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which allows companies to adopt the fair value method for recognition of stock-based compensation expense or to continue to use the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees." SFAS 123's fair value method requires companies to record compensation expense on the date of the grant of stock options based on the fair value of the option as calculated by option pricing models or current market prices. For those companies that do not elect to adopt the fair value method of accounting for stock-based compensation expense, SFAS 123 requires disclosure of the pro forma impact on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The Company intends to adopt the disclosure provisions of SFAS 123 for 1996 and will continue to follow APB No. 25 in accounting for employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equals the market price on the underlying stock on the date of the grant, no compensation expense is recognized. Because the Company's adoption of SFAS 123 will require only additional disclosure, it will not have a material effect on the Company's financial position or results of operations.

        Cash Equivalents

        The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents.

        Purchased Management Contracts

        The cost of acquiring the rights to manage multi-family real estate properties is capitalized and amortized over the shorter of 15 years or the estimated life of the management contracts which include projected renewals. Purchased management contracts are being amortized over terms ranging from 5 to 15 years. The Company periodically reevaluates its assumptions regarding projected renewals for the purpose of determining the need to adjust the estimated life of management contracts.

        Property, Equipment and Capitalized Software

        Property and equipment is carried at cost net of accumulated depreciation and includes all major renewals and betterments. Maintenance, repairs and minor replacements are expensed as incurred. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the related assets, or the lesser of useful life or lease term for leasehold improvements. The lives used for calculating depreciation vary from 5 to 7 years.

        Computer software purchased from or developed by outside vendors is capitalized and is carried at cost net of accumulated amortization. Amortization expense is computed on a straight-line basis over the shorter of the estimated useful life of the software or five years.

        Deferred Financing Costs

        Certain costs of obtaining the financing arrangements described in Note 4 have been deferred and are being amortized to interest expense over the remaining term of the related debt. In 1995, the Company recorded as an extraordinary item the write off of deferred financing costs related to the Company's previous credit facility (see

Note 12). Deferred financing costs, net of accumulated amortization, were $0.6 and $0.9 million as of December 31, 1995 and 1994, respectively, and are included in deferred costs and other on the consolidated balance sheet.

        Deferred Acquisition Costs

        Certain costs related to the investigation, pursuit and negotiation of potential acquisitions are deferred until the acquisition is consummated or until the Company determines that it will no longer pursue a particular acquisition. Deferred costs associated with a completed acquisition are considered part of the acquisition price and are allocated, along with the costs incurred at closing, to the asset or assets acquired (usually management rights). Costs associated with potential acquisitions that are determined to no longer be viable are expensed in the period of the determination. Deferred acquisition costs were $2.6 million at December 31, 1995 and are included in deferred costs and other on the consolidated balance sheet. There were no deferred acquisition costs at December 31, 1994.

        Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)     DISCONTINUED REAL ESTATE OPERATIONS

        On June 14, 1994, the Company's Board of Directors approved a plan (the "Plan") to dispose of the Company's real estate operations immediately prior to an IPO of the Company's common stock, expected to be completed during 1995. On August 18, 1995, the Company completed its IPO and sold the Real Estate Companies. In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company. The net liabilities of the Real Estate Companies as of the date of the sale were $4.6 million and transaction costs related to the sale, including taxes of $2.3 million, were $4.8 million, which resulted in the Company recording a net gain on the sale of the Real Estate Companies of $8.9 million. The gain was recorded as a direct adjustment to additional paid-in capital.

        The Real Estate Companies' operations consist primarily of the ownership of general and limited partnership interests (generally 1% to 5%) in approximately 700 affordable and conventional multi-family housing properties located in 38 states, the District of Columbia and Puerto Rico. The Real Estate Companies also own majority interests in several real-estate partnerships (primarily multi-family housing properties), interests in joint ventures (primarily land and single family housing developments) and a "captive" insurance company which are consolidated with the accounts of the Real Estate Companies for financial reporting purposes.

        In addition to managing the majority of the properties for which the Real Estate Companies act as general partner, the Company provides asset management, finance, accounting and tax services to the Real Estate Companies on a cost-reimbursable basis. For further discussion of transactions with the Real Estate Companies, see Note 9.

        The operating results of discontinued operations are summarized below (in thousands).

                                                                       Year Ended December 31,
                                                           --------------------------------------------
                                                              1995             1994             1993
                                                              ----             ----             ----
Gross revenues                                             $ 23,874          $ 35,121         $ 38,666
Net income (loss) before extraordinary items, net of
  minority interest and net of an income tax benefit of
  $1,309 for 1995 and $0 for 1994 and 1993                 $ (1,963)         $  7,490         $(12,965)
Extraordinary items - gains on restructuring of debt
  of real estate partnerships (discontinued operations),
  net of minority interest and net of income taxes of
  $0 for 1993                                              $     -           $      -         $  3,847

        The net income (loss) before extraordinary items includes $1.0, $12.0 and $7.8 million for the years ended December 31, 1995, 1994 and 1993, respectively, of gains resulting from sales and foreclosures of properties owned by real estate partnerships for which the Real Estate Companies act as general partner.

        The net liabilities of discontinued operations as of December 31, 1994 were as follows (in thousands).

                 Land, buildings and improvements and other fixed assets,
                   net of accumulated depreciation                                  $ 110,710
                 Investments in real estate partnerships, including loans and
                   notes receivable                                                    37,957
                 Other assets                                                          17,698
                                                                                    ---------
                                                                                      166,365
                                                                                    ---------
                 Mortgage notes payable and other debt (primarily
                   non-recourse)                                                      113,526
                 Cumulative losses in excess of investments in real estate
                   partnerships                                                        21,592
                 Other liabilities                                                     41,235
                 Minority interests                                                      (172)
                                                                                    ---------
                                                                                      176,181
                                                                                    ---------
                 Net liabilities                                                    $  (9,816)
                                                                                    =========

(3)     ACQUISITIONS

        Guilford

        The Real Estate Companies completed the Guilford Acquisition in January 1996, by which the Real Estate Companies acquired, for approximately $4.8 million, the general partnership interests and certain limited partnership interests in partnerships that own 14 properties containing 2,995 units. In conjunction with this acquisition by the Real Estate Companies, the Company paid the Real Estate Companies $2.6 million ($1.5 million of which was paid in December 1995) to enter into property management contracts with each property for a period of four to five years, commencing in December 1995.

        Southport

        In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing 2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and will begin managing the remaining two properties containing 283 units upon the receipt of the necessary consents. The Company will acquire the right to manage all 14 of the Southport properties from the Real Estate Companies for $4.0 million, approximately $3.2 million of which will be paid in various quarterly installments through the year 2000. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and will have a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

        Rescorp

        On October 31, 1995, the Company acquired from Rescorp Realty, Inc. and transferred to the Real Estate Companies the stock of entities owning the general partnership interests in 11 properties. The Company manages these properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties. The Company also entered into short-term property management contract with respect to four other properties, which are owned by unaffiliated owners. The 15 properties have an aggregate of 2,578 units. The Company paid Rescorp approximately $2.4 million in connection with the acquisition, and transferred the general partnership interests to the Real Estate Companies in exchange for the Real Estate Companies assuming the cost and responsibilities of the general partner.

        Hall

        In February 1995, the Company and the Real Estate Companies substantially completed the Hall Acquisition. In the Hall Acquisition, the Company and the Real Estate Companies acquired, for $12.5 million (of which $4.0 million was allocated to management rights), a 50% common equity interest in a joint venture which, in turn, owns an interest in a portfolio of 32 apartment properties containing 8,028 units and the associated property management rights. Each property is owned by a limited partnership, the managing general partner of which is an affiliate of the Real Estate Companies. As managing general partner, each of these affiliates has entered into a management contract with the Company having a term coinciding with the term of the current financing of the properties, or approximately 5.75 years.

        Other

        In addition in 1995, the Company acquired the management rights to an additional 1,213 units at a total cost of approximately $1.0 million.

        Congress

        On December 31, 1994, the Company and the Real Estate Companies entered into a binding agreement to purchase for $6.7 million from Congress Realty Companies the general partner interests, property management rights and rights to certain receivables related to a 13-property portfolio containing 4,301 units (the "Congress Properties"). Pursuant to the agreements between the Company and the Real Estate Companies discussed in Note 9, the Real Estate Companies are required to select the Company as the property manager for the Congress Properties. The acquisition was accounted for as a 1994 transaction using the purchase method of accounting. Substantially all of the purchase price was paid in January 1995.

        Oxford

        In December 1993, the Company purchased for $23.4 million substantially all of the assets used by Oxford Development Corporation and its affiliates (collectively "Oxford") in its property management and services operations, including the rights to manage 174 Oxford properties consisting of 39,000 apartments and a 9.5% ownership interest (of nominal value) in Oxford Holding Company, which contractually secures the Company's property management rights relating to the Oxford properties. The transaction was accounted for as a 1993 transaction using the purchase method of accounting.

        As consideration for the acquisition of Oxford, the Company and the Real Estate Companies paid cash of $18.7 million, issued a $1.2 million note payable to Oxford, bearing interest at 6% (which was retained as a liability of the Company after the sale of the Real Estate Companies), and agreed to pay certain Oxford employees consulting compensation of $2.1 million in 1994. The cash payment included $3.4 million paid to the Company's controlling shareholder to acquire a note receivable from Oxford which had been previously acquired by the shareholder. This note receivable from Oxford was retained by the Real Estate Companies.

(4)     NOTES PAYABLE

        Notes payable consist of the following (in thousands).

                                                                            December 31,
                                                                      ---------------------
                                                                      1995             1994
                                                                      ----             ----
        Total notes payable to banks                                 $23,000          $51,259
             Less current portion                                          -           (7,500)
                                                                   ---------          -------
               Note payable to banks                                 $23,000          $43,759
                                                                   =========          =======

        Notes payable issued to certain shareholders (Note 9)        $     -          $11,006
        Note payable issued to former shareholder                          -            7,000
        Note payable to Oxford                                           495              868
        Notes payable-other (net of unamortized discount of $42)         195                -
                                                                   ---------          -------
        Total notes payable - other                                      690           18,874
             Less current portion                                       (412)            (351)
                                                                   ---------          -------
               Notes payable - other                                 $   278          $18,523
                                                                   =========          =======

        Notes Payable to Banks

        In December 1993, in connection with the Oxford acquisition, the Company amended its then existing credit agreement (the "Amended Credit Agreement"), increasing the number of participating banks to three and increasing the loan balance. The Amended Credit Agreement had a five-year term. Interest on borrowings under the Amended Credit Agreement was, at the Company's option, based on either the prime rate plus 1% per annum or the London Interbank Offered Rate ("LIBOR") plus 2.5% per annum.

        In August 1995, the Company entered into a $75.0 million, three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for a fourth year or may convert it at the end of the second year to a two-year term loan with equal quarterly installments based on a five year amortization schedule and the remaining balance (approximately 60%) due at the end of the two-year term. Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. The Credit Facility restricts the payment of dividends by the Company unless the Company's ratio of income from continuing operations before interest, income taxes, depreciation and amortization ("EBITDA") to interest expense is greater than 3 to 1, calculated on a four quarter average basis. Interest on the Credit Facility is equal to, at the Company's option, either The First National Bank of Boston's base rate from time to time or 175 basis points over the LIBOR in effect from time to time. The Credit Facility also requires the payment of a commitment fee of 37.5 basis points per annum on the unused portion of the Credit Facility. The Credit Facility requires that any other borrowings be subordinated to the Credit Facility, except that up to $10.0 million of additional unsubordinated borrowings will be permitted if entered into in connection with the acquisition of assets which will result in additional management contracts for the Company. The Credit Facility limits the amount of loans or other advances by the Company to the Real Estate Companies to a total of $10.0 million. The Company's compliance with this latter requirement was waived by the bank group for a period of six months ending August 8, 1996, to permit up to $16.0 million of borrowings in connection with the Company's pending acquisition of a portfolio of 13 properties containing 3,145 units (for further discussion see Note 13).

        At December 31, 1995 the Company classified all borrowings under the Credit Facility due within one year as long-term. The Company has both the intent and the ability, through the Credit Facility, to refinance these amounts on a long-term basis.

        Notes Payable - Other

        The notes payable issued to certain shareholders of $11.0 million as of December 31, 1994 had an interest rate of 13% and were due on demand after payment of all borrowings under the credit agreement existing at the time. Additional notes payable issued by the Company include a note for $7.0 million issued in February 1992 to a former shareholder in connection with the repurchase of certain shares of the Company's outstanding stock. The interest rate on the note to the former shareholder was 8 3/4% with interest payments due on a quarterly basis and the entire principal amount due in February 1997.

        In December 1993 as part of the Oxford acquisition, the Company issued a $1.2 million note (the "Oxford Note"). The Oxford Note bears interest at 6% and is due in varying installments through 1997. In addition, in December 1995, in connection with the acquisition of certain additional property management rights, the Company issued a $0.2 million noninterest bearing note which is due in quarterly installments through December 1999. This note has been recorded net of an unamortized discount of $0.04 million based on an imputed interest rate of 9.5%.

        Repayments of Debt

        Upon the completion of the IPO in August of 1995, the Company drew $20.0 million on the Credit Facility and used those funds together with the net proceeds of the IPO as follows: (i) $54.7 million was used to repay in full the Company's indebtedness under its previous credit facility, which was simultaneously terminated by the Company; (ii) $7.0 million was used to repay a note to a former institutional shareholder of the Company; and (iii) $5.5 million was used to repay indebtedness to Demeter, Capricorn, and Mr. Heller. The remaining proceeds were added to the Company's working capital.

        In consideration for the sale of the Real Estate Companies in August of 1995, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company (for further discussion, see Notes 2 and 9).

        Other

        The following table provides more detail on interest rates and borrowings made under the Company's various credit agreements (dollar amounts in thousands).

                                                                      Year Ended December 31,
                                                           ----------------------------------------------
                                                              1995             1994             1993
                                                              ----             ----             ----
        Weighted average interest rate, including
           commitment fee, at period-end                        8.40%            6.42%            5.83%
        Maximum month-end borrowings during the period       $58,466          $57,126          $57,126
        Average borrowings during the period                 $41,457          $54,454          $31,389
        Weighted average interest rate, during the
           period (including commitment fee, payment
           premium and penalties)                               9.03%            6.47%            7.05%

        Aggregate annual maturities for the Company's notes payable as of December 31, 1995, are $0.4, $0.2, $0.06 and $23.1 million for the years 1996 through 1999, respectively. For the purposes of calculating aggregate maturities, the Credit Facility is assumed to be extended for a fourth year but the Company has not yet determined what option it will choose under the terms of the Credit Facility.

(5)     INCOME TAXES

        The Company files a consolidated Federal income tax return, and in certain states, consolidated state income tax returns. As of December 31, 1994, the Company had net operating loss carryforwards (NOLs) of approximately $140 million which were attributable primarily to partnership losses related to the Real Estate Companies. In connection with the sale of the Real Estate Companies (discontinued operations), the Company utilized approximately $60 million of its NOLs, and the remaining NOLs were allocated between the Company and the Real Estate Companies. At December 31, 1995, the Company estimates that it has approximately $75 million of gross unused NOLs for Federal tax purposes which expire in varying amounts between 2004 and 2008. Realization of the NOLs is dependent on generating sufficient taxable income prior to the expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        Upon the sale of the Real Estate Companies, the Company reduced its valuation allowance resulting in a net deferred tax asset as of December 31, 1995 of $20.4 million. The Company reduced the valuation allowance after the sale of the Real Estate Companies as these entities have historically generated operating losses, while continuing operations have historically generated operating income.

        The following table summarizes the consolidated tax effect related to the Company's deferred tax assets and liabilities (in thousands):


                                                                                    December 31,
                                                         ---------------------------------------------------------------
                                                                                                1994
                                                                          ----------------------------------------------
                                                                           Continuing       Discontinued
                                                            1995           Operations        Operations           Total
                                                         --------         ------------     --------------      ---------
   Deferred tax assets:
      Net operating loss carryforwards                   $26,904            $30,417            $25,099           $55,516
      Tax credit carryforwards                               572                 64                131               195
      Other temporary differences between book
        and tax                                              381                617                -                 617
                                                         -------            -------            -------           -------
   Total deferred tax assets                              27,857             31,098             25,230            56,328
   Valuation allowance for deferred tax assets            (5,020)           (28,346)           (17,448)          (45,794)
                                                         -------            -------            -------           -------
   Deferred tax assets                                    22,837              2,752              7,782            10,534
   Deferred tax liabilities:
      Amortization of purchased management
        contracts                                            847               (488)               -                (488)
      Management fees receivable                           1,623              1,283                -               1,283
      Tax Partnership losses in excess of book                -                  -               9,739             9,739
                                                         -------            -------            -------           -------
   Total deferred tax liabilities                          2,470                795              9,739            10,534
                                                         -------            -------            -------           -------
   Net deferred tax asset                                $20,367            $ 1,957            $(1,957)          $   -
                                                         =======            =======            =======           =======


        The Company did not record a tax provision during the first and second quarter of 1995, therefore, a year-to-date tax provision was recorded in the third quarter. A reconciliation of income tax expense computed at the statutory Federal and state rates to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands):


                                                                                  Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                         1995                1994                1993
                                                                      ---------          -----------        -------------
               Federal income tax provision (benefit) at the
                 Federal statutory rate - 35% in 1995, 34% in           $ 4,834             $ 5,608               $(201)
                 1994 and 1993
               State income tax provision (benefit), net of
                 Federal income tax benefit - 5%                            690                 924                 (33)
               Change in valuation allowance                            (23,326)             (6,532)                234
                                                                        -------             --------              -----
               Benefit for income taxes                                 $17,802             $     -               $   -
                                                                        =======             ========              =====


        On a consolidated basis, and for continuing and discontinued operations, the Company had no current or deferred provision or benefit for income taxes for either 1994 or 1993, primarily because of NOLs generated in prior years which resulted largely from partnership tax losses generated by the Real Estate Companies. Historically, a valuation allowance equal to the net deferred tax asset was established due to the uncertainty, on a consolidated basis, surrounding the Company's ability to generate sufficient taxable income in future years to utilize the NOLs. The net change in the valuation allowance in 1994 and 1993, reduced the annual provision (benefit) for income taxes to zero for 1994 and 1993. The components of the benefit for income taxes for 1995 is summarized as follows (in thousands):

                                                                     1995
                                                                 -----------
             Current provision                                    $    608
             Deferred provision                                      4,916
             Change in valuation allowance for deferred
               tax asset                                           (23,326)
                                                                  --------

             Benefit for income taxes                             $ 17,802
                                                                  ========



 (6)    SHAREHOLDERS' EQUITY

        Authorized Stock

        The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, $.01 par value, of which 12,264,675 shares were issued and outstanding as of December 31, 1995.

        Treasury Stock

        In February 1993, effective as of December 31, 1992, the Company entered into a Stock Purchase Agreement (the "Stock Agreement") with The NHP Foundation (the "Foundation"), a non-profit organization formed to provide aid to low-income families through assisted housing. The Stock Agreement provided for reimbursement to the Company for services provided to the Foundation via redemption of shares, at approximately $10.56 per share, of the Company's common stock held by the Foundation. On December 31, 1993, the Foundation exchanged 53,500 shares in satisfaction of $0.6 million due the Company for services rendered to the Foundation in 1993. In 1994, the Foundation exchanged 46,500 shares in satisfaction of $0.5 million due the Company for services rendered to the Foundation in 1994. In an unrelated transaction in 1994, the Company purchased 30,000 shares at a price of $12 per share, from a member of management upon his resignation from the Company. All shares were retired by the Company, as received.

        On January 27, 1995, 331,950 shares of Company stock owned by the Foundation were purchased by other current Company shareholders. Additionally, on May 1, 1995, 31,250 shares of Company stock were repurchased from the Foundation at a price of $12 per share, effectively terminating the Stock Agreement.

(7)     STOCK OPTION PLANS

        The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. In accordance with APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company has a non-qualified stock option plan (the "1990 Plan") under which options to purchase shares of the Company's common stock have been granted to key employees. Options were granted at the fair market value of the shares on the date of grant and become exercisable cumulatively over a five-year period beginning one year after date of grant. As of December 31, 1995, 405,000 options under the 1990 Plan have been granted. No further options are expected to be granted under the 1990 Plan.

        On February 8, 1995, the Company's Board of Directors extended the exercise period of the options granted under the 1990 Plan from five to ten years. As a result, in the first quarter of 1995, compensation expense of $0.5 million was recognized by the Company, of which $0.1 million was allocated to the discontinued Real Estate Companies. Additionally, on March 3, 1995, as part of a severance agreement, the Company agreed to extend a departing employee's time to exercise his 1990 Plan options through February 28, 1997. Related compensation expense of $0.1 million was recorded in the first quarter of 1995. The corresponding credit for both of these transactions was to additional paid-in capital.

        On February 8, 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is a qualified stock option plan under which a maximum of 800,000 options to purchase shares of the Company's common stock may be granted to employees. Any options granted under the 1995 Plan must have an exercise price equal to the fair market value as of date of grant and must be exercised within ten years of the date of grant. As of December 31, 1995, 228,750 options remain available to be granted under the 1995 Plan.

        Effective with the consummation of the IPO, the Company granted Mr. Heller performance vesting options to purchase 120,000 shares of common stock at $16.00. The options will vest in 10 years but are subject to accelerated vesting under certain circumstances.

        The following table summarizes option activity for the years ended December 31, 1995, 1994 and 1993.

                                                                    1995                  1994                 1993
                                                               -------------         -------------        -------------
           Number of Shares Under Stock Options:
                  Outstanding at the beginning of year              443,750               537,500              612,500
                  Granted                                           711,250                 -                    -
                  Exercised                                           -                   (32,500)             (22,500)
                  Forfeited                                         (58,750)              (61,250)             (52,500)
                                                              -------------             ---------            ---------
                  Outstanding at the end of year                  1,096,250               443,750              537,500
                                                              =============             =========            =========

           Stock options exercisable at the end of the year         420,000               341,250              290,000
                                                              =============             =========            =========

           Price of Stock Options:
                  Granted                                     $13.00-$16.00                -                    -
                  Exercised                                            -                  $10.56               $10.56
                  Forfeited                                          $10.56               $10.56               $10.56
                  Outstanding                                 $10.56-$16.00               $10.56               $10.56

(8)     EMPLOYEE BENEFIT PLANS

        Substantially all full-time Off-Site and On-Site Employees with at least one year of continuous service are eligible to participate in a 401(k), defined contribution retirement plan. The Company also has a non-qualified supplemental executive retirement savings plan which permits employees who are vice-presidents and above, who participate, to defer salary that they would otherwise be prohibited from deferring under the 401(k) plan due to IRS restrictions. Under these plans, the employees may contribute to various investment alternatives. The plans allow the Company to make discretionary and matching contributions. Total net expense related to the Company's contributions to these plans, after reimbursement from the partnerships for On-Site Employees, was $0.8, $0.7 and $0.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(9)     RELATED PARTY TRANSACTIONS

        On January 28, 1993, in connection with the extension of the credit agreement in existence at the time (the "Previous Credit Agreement"), the Company issued $9.0 million in notes to certain shareholders. The shareholders were repaid an aggregate of $2.0 million on July 15, 1993. Additionally, in connection with the extension of the Previous Credit Agreement, on January 28, 1993, the same shareholders purchased a $2.3 million interest in the Previous Credit Agreement for $2.0 million from one of the participating banks. The shareholders became parties to the loan agreement at that time, but as a condition of the purchase of the interest, had no voting rights in the bank consortium. The shareholders were repaid on July 15, 1993, in full, in connection with the refinancing of the Previous Credit Agreement.

        During 1994, the Company borrowed an additional $3.9 million from certain shareholders to purchase general partnership interests in properties which the Company already managed. As of December 31, 1994, a total of $11.0 million was due to shareholders, excluding accrued interest of $1.4 million. These notes were due on demand, but only after repayment of all borrowings under the then existing credit agreement, and had an interest rate of 13%. As discussed in Note 4, a portion of the proceeds from the IPO along with amounts drawn on the Credit Facility was used to repay $5.5 million of the shareholder notes, including $2.4 million of interest. In addition, in consideration for the sale of the Real Estate Companies in August 1995, certain shareholders (Demeter, Capricorn and Mr. Heller) canceled $9.1 million of the Company's shareholder notes.

        One of the Company's directors is counsel to a law firm which provides legal services to the Company. Amounts paid for legal services provided for the Company by this firm were $0.9, $0.2 and $0.6 million, during the years ended December 31, 1995, 1994 and 1993, respectively.

        In November 1995, the Company issued 1,500 shares of stock to each of the members of the Board of Directors other than Mr. Heller (total of 9,000 shares) as a portion of their 1995 and 1996 annual compensation.

        In connection with the sale of the Real Estate Companies, the Company and the Real Estate Companies entered into agreements (the "Intercompany Agreements") which govern their ongoing relationship. Significant aspects of the Intercompany Agreements include provisions whereby (i) the Company will be selected to provide property management and related services for properties in which the Real Estate Companies have a controlling interest, subject to certain conditions, for an initial period of 25 years; (ii) upon the disposal by the Real Estate Companies of properties or interests in properties which the Company managed on August 18, 1995, the Real Estate Companies will make a payment of up to 200%, subject to certain conditions, of the annual fees the Company receives with respect to the property; (iii) the Company will provide to the Real Estate Companies, at cost, certain administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investment in multi-family properties, terminable on short notice by either party; (iv) the Real Estate Companies and their equity holders have granted the Company a right of first refusal with respect to any transactions resulting in a change of control of the Real Estate Companies, as defined; (v) the Real Estate Companies have indemnified the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management) of properties prior to, on and after August 18, 1995; (vi) the Real Estate Companies will limit the Company's liability, by an agreed-upon formula, for taxes arising from the sale of the Real Estate Companies. The Intercompany Agreements may only be amended with the approval of the Real Estate Companies and the Company. A majority of the members of the Board of Directors of the Company having no interest in the Real Estate Companies must approve such amendments if they involve a conflict of interest with directors having an interest in the Real Estate Companies. In addition, the Board of Directors has created a Conflicts Committee, consisting of directors who have no direct or indirect financial interest in and are not affiliated with entities having an interest in the Real Estate Companies which monitors dealings between the Company and the Real Estate Companies which may present a conflict of interest.

        Going forward, the Company will participate in additional acquisitions with the Real Estate Companies primarily in the form of identifying and negotiating acquisitions and providing other asset acquisition services to the Real Estate Companies, acquiring rights to manage the properties through the Intercompany Agreements or other arrangements, and paying that portion of the acquisition costs allocable to the management rights. See Note 3 for further discussion of acquisitions.

        As of December 31, 1995, $2.1 million was due to the Company directly from the Real Estate Companies. These amounts are included in receivables on the consolidated balance sheet.

(10)    COMMITMENTS AND CONTINGENCIES

        Guarantees

        As of December 31, 1995, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.6 million, which relate primarily to transactions consummated by the Real Estate Companies prior to their sale in August 1995. As discussed in Note 9 above, the Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

        Litigation

        In the normal course of business, the Company is a party to various legal actions and claims. In the opinion of management, based on advice of counsel, the resolution of these actions and claims is not expected to have a material adverse effect on the Company's financial position or results of operations.

        Leases

        The Company leases office space and equipment under noncancelable operating leases. Most office leases provide for the pass-through of increased operating expenses. Net rent expense, substantially all of which is minimum rentals under operating leases, was $1.8, $2.1 and $1.5 million in 1995, 1994 and 1993, respectively. Future minimum rental commitments under existing operating leases having an initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, are as follows (in thousands):

                                           Lease Commitments
                                           -----------------
                    1996                        $ 2,565
                    1997                          2,539
                    1998                          2,093
                    1999                          1,686
                    2000                          1,642
                    Thereafter                    1,905

        In December 1995, the Company entered into a six-year lease agreement for new office space in Vienna, Virginia. The Company will relocate its Washington, D.C. and Reston, Virginia offices to the new Vienna location during the second quarter of 1996. The Company currently has no long-term commitment on its Washington facilities and plans to sublet its Reston facilities for the remainder of its lease, which expires in July 1998.

 (11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of the Company's financial instruments approximate fair value. The estimated fair value of the financial instruments has been determined based on pertinent information available to management and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturities of those items. The carrying amount of the Company's Credit Facility approximates fair value because the interest rates on the Credit Facility change with market interest rates. The fair value of the Company's other debt instruments was determined based upon the present value of expected cash flows considering expected maturities and using the Company's incremental borrowing rate.

(12)    NON-RECURRING EXPENSES AND EXTRAORDINARY ITEMS

        Non-recurring Expenses

        In 1993, the Company initiated a systems project to replace its three current computer systems with a single system based on a client-server technology. In December 1994, the Company concluded that the conceptual design of the new system was flawed and expensed all costs associated with the project, totaling $1.8 million, as a non-recurring expense. Subsequently, in June 1995, the Company received a net cash payment of $0.4 million from two of the parties participating in the project which has been reflected as a reduction of non-recurring expenses in the accompanying financial statements.

        In February 1995, as discussed in Note 7, the Company extended the exercise term of options granted under the Company's 1990 Stock Option Plan and granted a terminating employee the right to exercise his options for up to two years after his departure. As a result of these actions, non-recurring compensation expense of $0.5 million was recognized in the first quarter of 1995.

        Extraordinary Items

        In connection with the repayment of the Company's credit facility in the third quarter of 1995, the Company expensed the remaining $0.7 million of deferred financing costs related to the Company's previous credit facility. This charge was recorded net of a $0.3 million income tax benefit and classified as an extraordinary item in the Consolidated Statement of Operations.

        The extraordinary item for the year ended 1993 is the result of gains on restructuring the debt of various real estate partnerships in which the Real Estate Companies have an ownership interest. The amounts recorded represent the Real Estate Companies' equity interest in the gains realized by the partnerships. No taxes were recorded on these gains.

(13)    SUBSEQUENT EVENTS

        On February 29, 1996, the Company entered into a three-year contract with CRI, Inc., a Rockville, Maryland-based real estate investment firm, to provide asset management, refinancing and disposition services for 286 affordable multifamily communities containing over 35,000 apartment units, which are owned by 129 of CRI's public and private real estate partnerships. The transaction increased the Company's total asset management portfolio by over 50% to approximately 840 multifamily properties.

        On March 20, 1996, the Company and Commonwealth Overseas Trading Company Limited ("Commonwealth") entered into a Stock Purchase Agreement providing for the purchase from Commonwealth of all of the issued and outstanding common stock of WMF Holdings Ltd. for $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF Holdings Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial had mortgage servicing contracts aggregating approximately $4.5 billion as of February 29, 1996 and originated approximately $805 million in multifamily and other commercial mortgages in 1995. The transaction is expected to be completed in early April 1996.

        On February 14, 1996, the Real Estate Companies agreed to acquire 13 multifamily properties containing 3,145 apartment units from affiliates of Great Atlantic Management, Inc. At closing, the Company is expected to acquire from the Real Estate Companies for approximately $1.6 million the right to manage the units on a long-term basis with the exact terms to be determined. In addition, the Company may provide the Real Estate Companies up to $16 million in secured financing for acquisition of the properties until such time as a third-party investor acquires an equity interest in the properties. Such borrowing would bear interest at 10% per year. The Company's Credit Facility limits the amount of loans or other advances the Company may make to the Real Estate Companies in connection with the Real Estate Companies' acquisition of real estate assets to $10.0 million, but this limitation has been waived for a period of six months ending August 8, 1996 to permit the advance to the Real Estate Companies in connection with this acquisition.

(14)    SUPPLEMENTAL NET INCOME PER SHARE INFORMATION

        As previously discussed, on August 18, 1995 the Company completed an IPO of 4.3 million shares of common stock and used the proceeds in their entirety to repay certain outstanding debt. The following is provided as supplemental information to illustrate the effect on net income from continuing operations per share as if the Company had issued the 4.3 million shares on January 1, 1995 and used the $52.0 million of net proceeds to repay debt at that time, thereby increasing shares outstanding for the entire year and reducing interest expense.

                                                               1995
                                                              -------
                 Net income from continuing operations per
                   share as reported                            $3.27
                 Net income from continuing operations per
                   share pro forma                              $2.67

(15)    QUARTERLY FINANCIAL AND OPERATING DATA (UNAUDITED)

        The following table sets forth certain unaudited quarterly financial and operating data for the years ended December 31, 1995 and 1994. The Company believes that the following selected quarterly information includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles.

                                                                                     1995 Quarters (in thousands)
                                                                            ----------------------------------------------
                                                                               First      Second      Third       Fourth
                                                                               -----      ------      -----       ------
             Total revenue                                                    $42,002     $42,916    $43,877     $45,879
             Operating income                                                   3,705       4,674      5,056       5,872
             Income from continuing operations before extraordinary item        1,882       2,745     23,720       3,266
             Income (loss) from discontinued real estate operations            (2,557)        504         90        -
             Income before extraordinary item                                    (675)      3,249     23,810       3,266

             Per Common Share:
                 Income from continuing operations before extraordinary
                   item                                                       $   .24     $   .35    $  2.35     $   .26
                 Income (loss) from discontinued real estate operations          (.32)        .06        .01           -
                 Income before extraordinary item                                (.08)        .41       2.36         .26
                 Dividends declared (a)                                             -           -          -           -

             Stock Price (b):
                High                                                                -           -    $    14      18 5/8
                Low                                                                 -           -         12      13 3/4


                                                                                     1994 Quarters (in thousands)
                                                                             -------------------------------------------
                                                                               First      Second       Third      Fourth
                                                                               -----      ------       -----      ------
             Total revenue                                                    $34,440     $35,341     $39,981     $37,534
             Operating income                                                   4,487       4,024       4,398       1,832
             Income from continuing operations before extraordinary item        3,127       2,680       2,908         290
             Income (loss) from discontinued real estate operations            (1,443)     (2,659)      2,792       8,800
             Income before extraordinary item                                   1,684          21       5,700       9,090

             Per Common Share:
                 Income from continuing operations before extraordinary
                   item                                                       $   .39     $   .33     $   .36     $   .04
                 Income (loss) from discontinued real estate operations          (.18)       (.33)        .35        1.10
                 Income before extraordinary item                                 .21         -           .71        1.14
                 Dividends declared (a)                                           -           -           -           -

------------------
(a) The Company has never paid dividends and does not intend to pay dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial and other requirements, including contractual obligations.
(b) The Company completed its initial public offering on August 18, 1995. Stock prices shown are only for periods subsequent to that date.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The directors and executive officers of the Company are as follows:

Name                          Age         Position
----                          ---         --------
J. Roderick Heller, III        58         Chairman of the Board, President and Chief Executive Officer

Richard S. Bodman              57         Director

John W. Creighton, Jr.         63         Director

Lloyd N. Cutler                78         Director

Michael R. Eisenson            40         Director

Tim R. Palmer                  38         Director

Herbert S. Winokur, Jr.        52         Director

Linda J. Brower                44         Executive Vice President - Asset Management

Linda G. Davenport             46         Executive Vice President - Acquisitions

Ann Torre Grant                37         Executive Vice President, Chief Financial Officer and Treasurer

Robert M. Greenfield           48         Executive Vice President - Acquisitions

J. Robert Hiner                44         Executive Vice President  - Management Company Operations

Joel F. Bonder                 47         Senior Vice President, General Counsel and Secretary

Christine Freeland             41         Senior Vice President - Management Company Operations

Richard M. Powell              45         Senior Vice President - Special Services

Joseph P. Stefan               43         Senior Vice President - Buyers Access

Charles S. Wilkins, Jr.        45         Senior Vice President - Regulatory and Legislative Affairs

Jeffrey J. Ochs                38         Vice President and Chief Accounting Officer

        J. Roderick Heller, III has served as a Director, President and Chief Executive Officer of the Company since its organization in 1986 and has served as Chairman of the Board since 1988. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller is a Director of Auto-Trol Technology Corporation and a number of nonprofit organizations, including public television station WETA, the National Trust for Historic Preservation and The Civil War Trust.

        Richard S. Bodman has served as a director of the Company since August 1995. He is a member of the Management Executive Committee of AT&T and has served as Senior Vice President of AT&T for Corporation

Strategy and Development since joining AT&T in 1990.  Mr. Bodman manages
AT&T's intellectual property portfolio and is Chairman of AT&T Ventures, a high technology venture capital partnership. Mr. Bodman is a director and Chairman of the Compensation Committee of Tyco International, Inc.

        John W. Creighton, Jr. has served as a director of the Company since August 1995. He has served as Chief Executive Officer of Weyerhaeuser Company since 1991. Mr. Creighton joined Weyerhaeuser Company in 1970 and was elected Vice President in December of that year, Executive Vice President in 1985 and President and Director in 1988. He also served as President of Weyerhaeuser Real Estate Company from 1983 to 1989. Mr. Creighton previously served as a director of NHP from 1986 to 1988 and as a director of NCHP from 1981 to 1988. Mr. Creighton serves as a director of Washington Energy Company, Portland General Corporation, Unocal Corporation, Quality Food Centers, Inc. and MIP Properties, Inc.

        Lloyd N. Cutler has served as a director of the Company since August 1995. He is Senior Counsel at the law firm of Wilmer, Cutler & Pickering, a position he has held since September 1994 and from 1990 to March 1994. Mr. Cutler served as Special Counsel to President Clinton from March 1994 through September 1994 and Counsel to President Carter from 1979 to 1980. Mr. Cutler previously served as a director of the Company from 1987 until March 1994.

        Michael R. Eisenson has served as a director of the Company since 1990. Mr. Eisenson has been President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital") since December 1993, which manages the direct investment and private placement portfolio of the Harvard University endowment fund. Harvard Capital is an affiliate of Demeter. Mr. Eisenson has been a partner of Harvard Management Company, Inc., the parent of Harvard Capital, since 1986. Mr. Eisenson is a Director of ImmunoGen, Inc., Harken Energy Corporation, and Somatix Therapy Corporation.

        Tim R. Palmer has served as a director of the Company since 1990. Mr. Palmer joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was a manager of business development at The Field Corporation, a private investment firm. Mr. Palmer is a director of PriCellular Corporation.

        Herbert S. Winokur, Jr. has served as a director of the Company since 1991. Since 1987, he has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership. Mr. Winokur is the Chairman of DynCorp and serves as a director of Enron Corporation and NacRe Corporation.

        Linda J. Brower has served as Executive Vice President of NHP since March 1994 and served as Senior Vice President of NCHP from February 1992 to March 1994. Ms. Brower is responsible for asset management of the multifamily portfolio. From 1984 to 1991, Ms. Brower was Vice President and Area Director for the Orange County, California and Washington, D.C. offices of Citicorp Real Estate and was responsible for analyzing investment proposals, asset management and restructuring.

        Linda G. Davenport has served as Executive Vice President of the Company since March 1994. She is primarily responsible for corporate and portfolio acquisitions and was responsible for two bulk acquisitions by NCHP of multifamily properties from the RTC in 1992. Ms. Davenport served as Executive Vice President and Chief Operating Officer of NCHP from 1990 to January 1994 and as General Counsel and Senior Vice President of the Company from 1986 to 1989. Prior to joining NCHP in 1979 as Assistant General Counsel, Ms.
Davenport was employed in the Office of the General Counsel of the Federal Deposit Insurance Corporation.

        Ann Torre Grant has served as Executive Vice President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Mutual Series Funds.

        Robert M. Greenfield has served as Executive Vice President of NHP since March 1994. He joined NCHP in October 1991 as Senior Vice President. Mr. Greenfield is primarily responsible for corporate and portfolio acquisitions and was instrumental in the negotiation and closing of the Oxford and Congress Acquisitions. From 1978 to 1984, and from 1990 to 1991, Mr. Greenfield was a consultant in corporate strategy for the Boston Consulting Group, providing analyses and recommendations to clients in the areas of corporate strategy, business development and divestiture. From 1991 to 1994, he was a principal in Schindler Greenfield, Inc. and OCC, Inc., closely held real estate development firms. In February of 1992, Mr. Greenfield and his wife filed for protection under Chapter 7 of the United States Bankruptcy Code as a result of their inability to meet certain direct and guaranteed obligations on borrowings by or on behalf of Schindler Greenfield, Inc., and its affiliates.

        J. Robert Hiner has served as Executive Vice President of NHP Management Co. since October 1993. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units.

        Joel F. Bonder has served as Senior Vice President and General Counsel of the Company since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel of the Company from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

        Christine Freeland has served as Senior Vice President of NHP Management Co. since February 1995. She previously served as Regional Vice President of NHP Management Co. from 1990 to 1995, as Division Vice President from 1988 to 1990, and as Senior Asset Manager from 1987 to 1988. Ms. Freeland is a graduate of the University of Maryland and holds a graduate degree from the University of Tulsa.

        Richard M. Powell has served as Senior Vice President of NHP since February 1996. He is primarily responsible for large-scale acquisitions and transactions to privatize military, public and student housing. Prior to joining NHP, Mr. Powell was vice president of commercial real estate services with Barnes Morris Pardoe & Foster from 1987 to 1996.

        Joseph P. Stefan has served as President of Property Services Group, Inc. (which administers the Company's Buyers Access(R) program) since 1986. Prior to joining the Company, Mr. Stefan served as Executive Vice President of ADEC, Inc., a manufacturer of energy management systems for the multifamily housing industry, from 1981 to 1986.

        Charles S. Wilkins, Jr. has served as Senior Vice President of NCHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past- president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

        Jeffrey J. Ochs has served as Vice President and Chief Accounting Officer of NHP Incorporated since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

        Fifty percent (50%) of the compensation received by non-management members of the Company's Board of Directors for service on the Board is paid in NHP stock. Accordingly, on November 1, 1995, each of Messrs. Bodman, Creighton, and Cutler, and Demeter (with which Messrs. Eisenson and Palmer are affiliated) and Capricorn (with which Mr. Winokur is affiliated) received 1,500 shares of NHP common stock for services during the period August 18, 1995 through December 31, 1996. The Forms 4 required with respect to the issuance of these shares inadvertently were not filed on behalf of each of the foregoing, and the transactions were reported in Forms 5 filed on February 14, 1996.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table sets forth information with respect to the compensation paid by the Company for services rendered during the years ended December 31, 1995 and 1994 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                  LONG TERM
                                -------------------------------------      COMPENSATION       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR        SALARY         BONUS(1)        OPTIONS(#)     COMPENSATION(2)
---------------------------      ----        ------         --------        ----------     ---------------
J. Roderick Heller, III          1995       $345,961        $192,500          220,000          $15,078
Chairman of the Board,           1994        331,609         160,000                            20,352
President and Chief
Executive Officer

Ann Torre Grant                  1995        212,981         120,000           80,000              467
Executive Vice President,
Chief Financial Officer
and Treasurer

J. Robert Hiner                  1995        195,038          85,000           61,250           11,958
Executive Vice President         1994        167,191          50,000                            13,843

Linda G. Davenport               1995        190,961          45,000           15,000           12,282
Executive Vice President         1994        179,139          20,000                            16,838

Robert M. Greenfield             1995        191,525          30,000           55,000           12,461
Executive Vice President         1994        176,339          50,000                            15,594

------------------

(1) The amounts reported below were paid in 1996 and 1995 with respect to the years ended December 31, 1995 and December 31, 1994, respectively. Messrs. Heller, Hiner and Greenfield and Ms. Davenport were paid $140,000, $40,000, $65,000 and $30,000, respectively, in bonuses in
        1994 with respect to the year ended December 31, 1993.

(2) These amounts represent NHP's payment of life insurance premiums and matching and discretionary contributions to the NCHP 401(k) Retirement Plan.

             The following table sets forth certain information regarding options granted to the named officers during the year ended December 31, 1995.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF
                                                                                                     STOCK PRICE
                                             PERCENT OF                                            APPRECIATION FOR
                                           TOTAL OPTIONS                                            OPTION TERM
                               OPTIONS       GRANTED IN    EXERCISE        EXPIRATION        ------------------------------
NAME                        GRANTED (#)     FISCAL YEAR   PRICE (#/SH)        DATE           5%($)                 10%($)
----                        -----------     -----------   ------------        ----           -----                 ------
J. Rockerick Heller, III       100,000           14.5%       $13.00         8/17/05          $817,563            $2,071,865
                               120,000           17.4%        16.00         8/17/05           621,076             2,126,238
Ann Torre Grant                 80,000           11.6%        13.00         8/17/05           654,050             1,657,492
J. Robert Hiner                 61,250            8.9%        13.00         8/17/05           500,757             1,269,017
Linda G. Davenport              15,000            2.2%        13.00         8/17/05           122,634               310,780
Robert M. Greenfield            55,000            8.0%        13.00         8/17/05           449,660             1,139,526

------------------

(1) All options become exercisable over a five year period, with one-fifth of the options becoming exercisable at the end of each year except as follows. Mr. Heller's 120,000 options are subject to accelerated vesting in certain circumstances as described under "Employment and Related Contracts," below. Ms. Grant's options are exercisable 20% six months after the date of grant and 20% each year thereafter. Of the 55,000 options granted to Mr. Greenfield, 25,000 are exercisable immediately and the remainder become exercisable over five years, with one-fifth of the options becoming exercisable at the end of each year.

       The following table sets forth certain information regarding unexercised options held by the Named Officers at December 31, 1995. No options were exercised by the named Officers during the year ended December 31, 1995.

                      AGGREGATED OPTION EXERCISES IN 1995
                        AND YEAR-END 1995 OPTION VALUES


                                       NUMBER OF SECURITIES
                                      UNDERLYING UNEXERCISED                      VALUE OF UNEXERCISED
                                        DECEMBER 31, 1995                        IN THE MONEY OPTIONS(1)
                              -------------------------------------       ----------------------------------
 NAME                          EXERCISABLE           UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
-----                          -----------           -------------         -----------         -------------
 J. Roderick Heller, III        156,250                  220,000            $1,240,625            $850,000
 Ann Torre Grant                 16,000                   64,000                88,000             352,000
 J. Robert Hiner                 18,750                   61,250               148,875             336,875
 Linda G. Davenport              75,000                   15,000               595,500              82,500
 Robert M. Greenfield            65,000                   40,000               455,100             244,400

-------------------

(1) Calculated on the closing price of the underlying securities on December 29, 1995 minus the exercise price.



DIRECTORS COMPENSATION

        Non-management directors are entitled to compensation in the amount of $20,000 per year for their service as directors, plus $1,000 for each board meeting in excess of six meetings per year. One half of this amount is to be paid in the form of shares of common stock. Each non-management director of the Company received compensation of $5,000 for the period August 18, 1995 through December 31, 1995 and 1,500 shares of NHP common stock for the period August 18, 1995 through December 31, 1996.

EMPLOYMENT AND RELATED CONTRACTS

        On August 18, 1995, the Company granted Mr. Heller performance vesting options to purchase 120,000 shares of common stock at a price equal to $16 per share. The options vest in 2005, subject to acceleration of vesting under certain circumstances. Acceleration of vesting will occur as follows upon a control transfer: options with respect to 40,000 shares will vest upon a control transfer if, upon such occurrence, the stock has appreciated from $16 per share at a compound annual rate (the "Appreciation Rate") in excess of 20%; options with respect to 80,000 shares will vest upon a control transfer if the Appreciation Rate is in excess of 22.5%; and options with respect to 120,000 shares will vest upon a control transfer if the Appreciation Rate is in excess of 25%. A control transfer is defined as an event in which Demeter, Capricorn and Mr. Heller have "meaningful liquidity," including a sale of interests after which the purchaser owns more than 50% of the issued and outstanding shares of the Company, or a series of offerings as a result of which shareholders not affiliated with Demeter, Capricorn or Mr. Heller own more than 50% of the issued and outstanding shares of the Company.

        In January 1995, the Company entered into an agreement with Ms. Grant, the Executive Vice President, Chief Financial Officer and Treasurer of the Company, establishing Ms. Grant's base compensation as $225,000. The agreement provides that Ms. Grant's employment could be terminated at anytime by NHP or Ms. Grant, subject to Ms. Grant's right to receive severance pay under certain circumstances equal to one year's base salary in effect at the time of such event plus the greater of (a) 20% of her base salary and (b) the bonus she received with respect to the immediately preceding fiscal year.

        In February 1996, the Company entered into an agreement with Mr. Powell, Senior Vice President - Special Services, establishing Mr. Powell's base compensation as $180,000. The agreement provides that Mr. Powell's employment could be terminated at anytime by NHP or Mr. Powell, subject to Mr. Powell's right to receive severance pay under certain circumstances equal to one year's base salary in effect at the time of such event plus the greater of
(a) 20% of his base salary and (b) the bonus he received with respect to the immediately preceding fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has created a Compensation Committee which consists of Messrs. Eisenson, Winokur and Creighton. The Compensation Committee is charged with determining the compensation of all executive officers. No member of the Compensation Committee has ever been an officer of the Company or any of its subsidiaries. Mr. Eisenson and Mr. Winokur are officers of Demeter and Capricorn, respectively, the controlling shareholders of the Company. Demeter and Capricorn have engaged in a variety of transactions with the Company, as described under "Item 13 - Certain Relationships and Related Transactions."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 15, 1996 the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and each executive officer who is a stockholder, and (iii) all directors and executive officers as a group. The business address of each of the following is 1225 Eye Street, N.W., Washington, D.C. 20005, unless otherwise specified.

NAME AND ADDRESS OF BENEFICIAL OWNER                                NUMBER                   PERCENT
------------------------------------                                ------                   -------
Demeter Holdings Corporation                                       5,568,425                   45.4%
   600 Atlantic Ave.
   Boston, MA  02210

NAME AND ADDRESS OF BENEFICIAL OWNER                                NUMBER                   PERCENT
------------------------------------                                ------                   -------
Capricorn Investors, L.P.                                          1,309,492                   10.7%
   72 Cummings Point Rd.
   Stamford, CT  06902

Warburg, Pincus Counsellors, Inc.                                    814,500                    6.6%
   466 Lexington Ave.
   New York, NY  10017

J. Roderick Heller, III (1)                                          392,500                    3.2%

Michael R. Eisenson (2)                                            5,568,425                   45.4%
   600 Atlantic Ave.
   Boston, MA  02210

Tim R. Palmer (2)                                                  5,568,425                   45.4%
   600 Atlantic Ave.
   Boston, MA  02210

Herbert S. Winokur, Jr. (3)                                        1,309,492                   10.7%
   72 Cummings Point Rd.
   Stamford, CT  06902

John W. Creighton                                                     17,125                    *
   CH5 33663 Weyerhaeuser Way South
   Federal Way, Washington  98003

Richard S. Bodman                                                      4,900                    *

Lloyd N. Cutler                                                        2,500                    *

Ann Torre Grant (4)                                                   17,800                    *

J. Robert Hiner (5)                                                   19,250                    *

Linda G. Davenport (6)                                                82,325                    *

Robert M. Greenfield (7)                                              65,000                    *

Charles S. Wilkins, Jr. (8)                                           26,000                    *

Joseph P. Stefan                                                       8,175                    *

Joel F. Bonder                                                           400                    *

Christine Freeland                                                       200                    *

All directors and executive officers as a group (14 persons) (9)   7,514,092                   62.4%

------------------
*   Less than 1%

(1) Includes 156,250 shares subject to options that are exercisable currently or within 60 days of the date of this report and 101,250 shares held in trusts for the benefit of Mr. Heller's children. Mr. Heller disclaims beneficial ownership of the shares held in these trusts. The total excludes shares Mr. Heller has the right to acquire pursuant to a performance vesting option. See "Item 11 - Executive Compensation - Employment and Related Contracts."

(2) Includes all shares held by Demeter Holdings Corporation, for which Messrs. Eisenson and Palmer serve as representatives on the Company's Board of Directors. Messrs. Eisenson and Palmer disclaim beneficial ownership of the shares held by Demeter.

(3) Includes all shares held by Capricorn Investors, L.P., for which Mr. Winokur serves as a representative on the Company's Board of Directors. Mr. Winokur disclaims beneficial ownership of shares held by Capricorn.

(4) Includes 16,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(5) Includes 18,750 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(6) Includes 75,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(7) Includes 65,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(8) Includes 25,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(9) Includes all shares set forth above other than those held by Warburg, Pincus Counsellors, Inc. The reported amount excludes 607,250 shares of Common Stock reserved for issuance to executive officers under the Company's Stock Option Plans that are not exercisable within 60 days of the date of this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year ended December 31, 1995, the Company engaged in the following transactions and is a party to the following agreements with entities in which its directors or executive officers have the interests described.

SALE OF THE REAL ESTATE COMPANIES

        At the time of NHP's IPO, the Company sold the Real Estate Companies, which owned all of the Company's direct and indirect interests in real estate and the Company's captive insurance subsidiary, and certain related assets and liabilities, to entities owned and controlled by Demeter (with which Messrs. Eisenson and Palmer are affiliated), Capricorn (with which Mr. Winokur is affiliated) and Mr. Heller. The purchasing entities paid an aggregate of approximately $9.1 million in the form of cancellation of indebtedness of NHP to Demeter, Capricorn and Mr. Heller in exchange for 100% of the equity interest in the Real Estate Companies. In addition, the Real Estate Companies retained all liabilities associated with their assets and assumed approximately $5.3 million of obligations of the Company. In addition, the Real Estate Companies agreed to indemnify the Company for any taxes incurred by the Company arising from the sale to the extent such taxes exceed the sum of (i) $2.5 million and (ii) an amount equal to the present value of the estimated alternative minimum tax credit benefits that will be available to NHP as a result of the sale.

        At the time of the sale of the Real Estate Companies, certain intercompany balances existed between the Real Estate Companies and NHP. The net amount of these balances was approximately $59,000 owed to the Real Estate Companies by NHP. Subsequent to the sale, the Real Estate Companies incurred obligations to NHP as described below, and the amount owed the Real Estate Companies was offset against these obligations.

MANAGEMENT FEES

        Pursuant to a Master Property Management Agreement between NHP and the Real Estate Companies, the Real Estate Companies have agreed to cause the Company to be retained as the property manager of all multifamily properties owned by the Real Estate Companies, their subsidiaries or any affiliate controlled by the Real Estate Companies or their subsidiaries, subject to certain exceptions. Pursuant to this agreement, the Company manages approximately 455 properties and received approximately $31.2 million in management fees. In addition, the Master Property Management Agreement requires the Real Estate Companies to pay NHP a termination fee upon sale or disposition of a property managed by NHP in certain circumstances unless there is no termination of management fees with respect to the property for 36 months after disposition. The amount of the fee is 200% of the annual fees the Company receives with respect to the property, reduced on a pro rata basis to the extent the Company receives management fees for periods less than 36 months after disposition. The Real Estate Company incurred obligations to NHP of approximately $0.2 million in termination fees pursuant to this agreement in the year ended December 31, 1995.

FINANCIAL AND ADVISORY SERVICES

        The Company has agreed to provide to the Real Estate Companies, their subsidiaries and their controlled affiliates, administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investments in multifamily properties. The services provided by the Company to the Real Estate Companies include accounting, data processing, insurance administration, payroll, personnel administration, investor administrative and reporting, investment, tax and legal services. The Real Estate Companies are required to reimburse the Company for its costs of providing these services. Either the Company or the Real Estate Companies may terminate this relationship on 30-days' written notice. The Real Estate Companies incurred obligations to NHP of approximately $1.2 million pursuant to this agreement in the year ended December 31, 1995.

PROPERTY OCCUPANCY

        The Real Estate Companies lease office space in Washington, D.C., a portion of which the Company occupies as its headquarters facility. In connection with the sale of the Real Estate Companies, the Company agreed to reimburse to the Real Estate Companies a portion of the costs incurred by the Real Estate Companies in leasing this space. Under a separate agreement, the Real Estate Companies are required to reimburse the Company for the cost of space leased by the Company (in Reston, Virginia) and allocable to the services provided to the Real Estate Companies. The Company and the Real Estate Companies subsequently agreed that the respective obligations to reimburse leasing costs would completely offset one another, so that no amount would be due either party. As noted under "Item 2 - Facilities," the Company has signed a lease for property in Vienna, Virginia and intends to move all of its Washington and Reston operations to that location. At the time of this relocation, the Real Estate Companies will once again be obligated to reimburse the Company for their allocable portion, if any, of the cost of occupying space in the new facility.

INDEMNIFICATION

        The Real Estate Companies have agreed to indemnify the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management), through the Real Estate Companies, of properties prior to, on and after the date of the IPO, and the management contracts for individual properties generally contain standard indemnification provisions providing for indemnity by and to the Company. The Real Estate Companies have also agreed to indemnify the Company against any environmental liability with respect to any property in which the Real Estate Companies have had, have or acquire an interest, unless such liability results from the direct introduction of toxic substances into a property by the Company after the IPO.

        The Company remains the guarantor (along with the Real Estate Companies) of a portion of the indebtedness on two properties and the guarantor of certain obligations relating to the sale of limited partnership interests in another property. The Real Estate Companies are prohibited from taking any action that would increase the maximum exposure under these guarantees above the current maximum level of approximately $4 million, and the Real Estate Companies have agreed to indemnify NHP for the full amount of any liability it incurs with respect to these guarantees. There can be no assurance that the Real Estate Companies will be able to satisfy their indemnity obligations. The Company believes that its ultimate exposure to liability under these guarantees is not material.

TAX ALLOCATION AGREEMENT

        In connection with the sale of the Real Estate Companies, the Company and the Real Estate Companies entered into a tax allocation agreement. Pursuant to this agreement, the Company will be required to bear liability for only the first $2.5 million in taxes arising from the transaction plus an amount equal to the present value of the estimated alternative minimum tax credit benefits that will be available to the Company as a result of the sale of the Real Estate Companies. The Real Estate Companies have indemnified the Company for any taxes arising from the sale in excess of this amount including any taxes payable on tax indemnification payments from the Real Estate Companies. Pursuant to this agreement, NHP paid approximately $45,000 in taxes incurred by the Real Estate Companies in connection with the sale of the Real Estate Companies.

        The Company and/or the properties to which the Company has provided services may be liable for certain past state sales and use taxes, including interest and penalties thereon. Pursuant to the tax allocation agreement, the properties owned by partnerships of which the Real Estate Companies are the general partners, partnerships owning such properties and/or the general partners thereof will be responsible for any such taxes and interest that are assessed against the Company with respect to such properties, or that are assessed against the properties but cannot be paid by the properties. However, pursuant to this arrangement, the Company will be responsible for any penalties that are assessed with respect to such taxes. As of December 31, 1995, no payments have been made with respect to such taxes. In the Company's opinion, the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

WORKING CAPITAL ADVANCES

        The Company has provided advances of working capital to the Real Estate Companies to offset certain of the obligations described above and to meet short-term capital needs of the Real Estate Companies. Such advances are payable upon demand and incur interest at the rate equal to the prime rate plus 1% (currently 9.25%), accruing from the end of the month in which the advance is made. The maximum amount owing the Company pursuant to this arrangement during the year ended December 31, 1995 was approximately $2.1 million as of December 31, 1995, including approximately $27,000 in accrued interest.

        Among the amounts owed NHP at the time of the sale of the Real Estate Companies was $1.0 million which the Real Estate Companies contributed to a subsidiary that was a vehicle for a pending acquisition. The Real Estate Companies were able to repay this amount pending completion of the acquisition, and the amount was repaid in September 1995. NHP advanced this amount back to the Real Estate Companies in November 1995, and it was part of the balance outstanding of $2.1 million on December 31, 1995. The Real Estate Companies expect to be able to repay this amount promptly upon completion of the acquisition.

GUILFORD ACQUISITION

        The Real Estate Companies completed the Guilford Acquisition in January 1996, by which the Real Estate Companies acquired, for approximately $4.8 million, the general partnership interests and certain limited partnership interests in partnerships that own 14 properties containing 2,995 units. In conjunction with this acquisition by the Real Estate Companies, the Company paid the Real Estate Companies $2.6 million to enter into property management contracts with each property for a period of four to five years, commencing in December 1995.

SOUTHPORT ACQUISITION

        In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing

2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and will begin managing the remaining two properties containing 283 units upon receipt of the necessary consents. The Company will acquire from the Real Estate Companies the right to manage all 14 of the Southport properties for $4.0 million. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

RESCORP ACQUISITION

        On October 31, 1995, the Company acquired from Rescorp Realty, Inc. and transferred to the Real Estate Companies the stock of entities owning the general partnership interests in 11 properties. The Company manages these properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties. The Company also entered into short-term property management contracts with respect to four other properties, which are owned by unaffiliated owners. The 15 properties have an aggregate of 2,578 units. The Company paid Rescorp approximately $2.4 million in connection with the acquisition, and transferred the general partnership interests to the Real Estate Companies in exchange for the Real Estate Companies assuming the cost and responsibilities of the general partner.

GREAT ATLANTIC ACQUISITION

        On February 14, 1996, the Real Estate Companies agreed to acquire 13 multifamily properties containing 3,145 apartment units from affiliates of Great Atlantic Management, Inc. At closing, the Company is expected to acquire from the Real Estate Companies for approximately $1.6 million the right to manage the units on a long-term basis with the exact terms to be determined. In addition, the Company may provide the Real Estate Companies up to $16 million in secured financing for acquisition of the properties until such time as a third-party investor acquires an equity interest in the properties.
Such borrowing would bear interest at 10% per year. See "Item 1 - Business - Acquisition Program."

SHAREHOLDER LOANS

        In connection with a variety of transactions since January 1993, Demeter, Capricorn and Mr. Heller loaned an aggregate amount of approximately $12.1 million to the Company (the "Shareholder Loans"). As of the time of the IPO, the principal amounts outstanding to Demeter, Capricorn and Mr. Heller were $9,456,198, $2,321,023 and $347,990, respectively, and interest and premiums were $1,926,873, $464,571 and $60,179, respectively. Approximately $9.1 million of these obligations were canceled as consideration for the acquisition of interests in the Real Estate Companies. The remaining approximately $5.4 million was repaid out of the proceeds of the offering and a draw on the Credit Facility.

LEGAL SERVICES

        Lloyd N. Cutler is Senior Counsel to the law firm of Wilmer, Cutler & Pickering. Wilmer, Cutler & Pickering has provided legal advise to the Company with respect to the IPO, the sale of the Real Estate Companies and other matters.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                 (a) 1. Financial Statements - see Index on page 31.

                     2. Financial Statement Schedules - Schedule II - Valuation and Qualifying Account - Allowance for Doubtful Accounts, see page 68.

                         All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements and the notes thereto.

                     3.  Exhibits - See Index on Pages 69 and 70,

                 (b) Reports on Form 8-K

                     There were no reports on Form 8-K filed during the forth quarter of 1995.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NHP INCORPORATED


                                          By:      /s/ J. Roderick Heller, III
                                                   ---------------------------
                                                   J. Roderick Heller, III
                                                   Chairman, President and
                                                     Chief Executive Officer

Dated:  March 29, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

            Signature                                  Title                             Date
            ---------                                  -----                             ----
/s/ J. Roderick Heller, III               Chairman of the Board,                    March 29, 1996
----------------------------                 President and Chief Executive
J. Roderick Heller, III                      Officer


/s/ Ann Torre Grant                       Executive Vice President,                 March 29, 1996
----------------------------              Chief Financial Officer
Ann Torre Grant                              and Treasurer


/s/ Jeffrey J. Ochs                       Vice President and Chief                  March 29, 1996
-------------------------------           Accounting Officer
Jeffrey J. Ochs

/s/ Richard S. Bodman                     Director                                  March 29, 1996
-------------------------
Richard S. Bodman

/s/ John W. Creighton, Jr.                Director                                  March 29, 1996
--------------------------
John W. Creighton, Jr.

/s/ Lloyd N. Cutler                       Director                                  March 29, 1996
------------------------------
Lloyd N. Cutler

/s/ Michael R. Eisenson                   Director                                  March 29, 1996
--------------------------
Michael R. Eisenson

/s/ Tim R. Palmer                         Director                                  March 29, 1996
------------------------------
Tim R. Palmer

/s/ Herbert S. Winokur                    Director                                  March 29, 1996
--------------------------
Herbert s. Winokur

                                NHP INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)


                                               Balance at         Charged to                   Balance at End
               Description                Beginning of Period       Expense       Write-Offs     of Period
               -----------                -------------------       -------       ----------     ---------
1993 Allowance for Doubtful Accounts           $2,195                $126         $(225)           $2,096
1994 Allowance for Doubtful Accounts            2,096                  53          (288)            1,861
1995 Allowance for Doubtful Accounts            1,861                  50          (298)            1,613

                                 EXHIBIT INDEX

   NOTE      EXHIBIT
  NUMBER      NUMBER     DESCRIPTION
  ------      ------     -----------
    (1)        1.1       Form of Underwriting Agreement
    (1)        3.1       Certificate of Incorporation of the Company
    (1)        3.2       Bylaws of the Company
    (1)        4.1       Specimen certificate for Common Stock
    (1)        5.1       Opinion of Wilmer, Cutler & Pickering as to the validity of the issuance of the Common Stock
    (1)       10.1       Form of Master Property Management Agreement between NHP Incorporated, NHP Partners, Inc. and The National
                         Housing Partnership
    (1)       10.2       Form of Equity Purchase Agreement between NHP Incorporated, NHP Partners Limited Partnership and Demeter
                         Holdings Corporation
    (1)       10.3       Form of Services Agreement between NHP Incorporated and NHP Partners, Inc.
    (1)       10.4       Form of Administrative and Reporting Fee Allocation Agreement between NHP Incorporated, NHP Partners, Inc.,
                         National Corporation for Housing Partnerships and National Housing Partnership
    (1)       10.5       Form of Right of First Refusal Agreement between NHP Incorporated, NHP Partners, Inc., The National Housing
                         Partnership, Demeter Holdings Corporation, NHP Partners Limited Partnership, Capricorn Investors, L.P., and
                         J. Roderick Heller, III
    (1)       10.6       Form of Indemnification Agreement between NHP Incorporated, NHP Partners, Inc., The National Housing
                         Partnership and National Corporation for Housing Partnerships
    (1)       10.7       Form of Credit Agreement among NHP Incorporated, certain of its subsidiaries and The First National Bank of
                         Boston, Fleet Bank of Massachusetts, N.A. and Morgan Guaranty & Trust Company of New York and The First
                         National Bank of Boston, as agent
    (1)       10.8       Deed of Lease between OP&F Schroder Trust and NHP Property Management, Inc. dated June 16, 1993
    (1)       10.9       1990 Stock Option Plan
    (1)       10.10      1995 Incentive Stock Option Plan
    (1)       10.11      Stock Redemption Agreement dated as of December 23, 1991, by and between NHP and Weyerhaeuser Real Estate
                         Company.
    (1)       10.12      Oxford Purchase Agreement dated as of July 15, 1993 by and among Oxford Holding Corporation, Oxford
                         Management Company, Inc., Oxford Retirement Services, Inc., Oxford Realty Services Corp. and Oxford
                         Development Corporation and NHP-HG, Inc., NHP, Inc. and NHP Property Management, Inc.
    (1)       10.13      Stock and Asset Transfer Restrictions Agreement dated December 10, 1993 by and among Oxford Holding
                         Corporation, Oxford Management Company, Inc., Oxford Retirement Services, Inc., Oxford Realty Services
                         Corp., Oxford Development Corporation, NHP-HG, Inc., NHP, Inc., NHP Property Management, Inc., Oxford Asset
                         Management Corporation and Leo E. Zickler
    (1)       10.14      Lease Agreement dated June 22, 1982 between Oxford Development Corporation and Castle Creek II Associates
                         and amendments thereto.
    (1)       10.15      Form of Cost Allocation Agreement by and between NHP Incorporated and National Corporation for Housing
                         Partnerships
              10.15a     First Amendment to Cost Allocation by and between NHP Incorporated, National Corporation for Housing
                         Partnerships and NHP Partner, Inc. dated October 15, 1996.
              10.15b     First Amendment to Services Agreement by and between NHP Incorporated, National Corporation for Housing
                         Partnerships and NHP Partners, Inc. dated October 15, 1996
    (1)       10.16      Letter Agreement between Michael R. Eisenson and J. Roderick Heller, III dated February 17, 1995 regarding performance vesting options
    (1)       10.17      Letter Agreement between NHP Incorporated and Ann Torre Grant dated January 24, 1995
    (1)       10.18      Form of Tax Sharing Agreement among NHP Incorporated, NHP Partners, Inc. and The National Housing
                         Partnership Limited Partnership
    (1)       10.19      Form of Amended and Restated Shareholders Agreement among NHP Incorporated, Demeter Holdings Corporation,
                         John Frick and Capricorn Investors, L.P.
    (1)       10.20      Shareholders Agreement dated December 10, 1993 by and among Leo E. Zickler, NHP-HG II, Inc. and Oxford
                         Asset Management Corporation

   NOTE      EXHIBIT
  NUMBER      NUMBER     DESCRIPTION
  ------      ------     -----------
    (1)       10.21      Shareholders Agreement dated December 10, 1993 by and among Leo E. Zickler, Francis P. Lavin, ML Oxford
                         Finance Corp., NHP-HG III, Inc., Oxford Asset Management Corporation
    (1)       10.22      Promissory Note dated December 10, 1993 in the amount of $1,200,000 by NHP-HG, Inc., NHP Property
                         Management, Inc., and NHP, Inc., Payor, and Oxford Management Company, Inc., Oxford Retirement Services,
                         Inc., Oxford Realty Services Corp., Oxford Holding Corporation and Oxford Development Corporation
    (1)       10.23      Cash Escrow Account Agreement dated December 10, 1993 by and among NHP Property Management, Inc., Oxford
                         Asset Management Corporation, Oxford Corporation, Oxford Development Corporation, Oxford Development
                         Enterprises, Inc., Oxford Management Company, Inc., Oxford Equities Corporation, Indiana Mortgage &
                         Investment Corporation, Oxford Engineering Services, Inc., Oxford Properties Corporation, Oxford Mortgage
                         and Investment Corporation, Oxford Real Estate Holdings Corporation, Oxford Securities Corporation, Oxford
                         Holding Corporation, Oxford Realty Services Corp., Oxford Retirement Services, Inc. and Oxford Investment
                         Corporation
              10.24      Fairfax Square Office Lease Agreement by and between Fairfax Square Associates II and NHP Incorporated dated December 8, 1995
              10.25      Keystone Office Lease between WRC Properties, Inc. and NHP Incorporated dated March 14, 1996
              10.26      Asset Management Agreement between C.R.I., Inc. and NHP Incorporated dated February 29, 1996
              10.27      Letter Agreement between Richard M. Powell and J. Roderick Heller, III dated February 2, 1996
              10.28      Stock Purchase Agreement by and between NHP Incorporated and Commonwealth Overseas Trading Company
                         Limited and Sheik Mohammed A. Al-Tuwaijri dated March 20, 1996
              10.29      Purchase agreement by and between NHP HDV-Three, Inc. and NHP HDV-Two, Inc. dated October 31, 1995
              10.30      Right of First Refusal by and between NHP Incorporated, NHP-HDV Four, Inc., NHP-HDV Five, Inc.,
                         NHP-HDV Six, Inc., NHP-HDV Seven, Inc. and NHP-HDV Eight, Inc., dated December 1, 1995
              11         Statement re computation of per share earnings
    (1)       16.1       Letter regarding change in certifying accountant
              21         Subsidiaries
              27         Financial Data Schedule

------------------
(1) Filed as an exhibit to the Company's report on Form S-1 Registration Statement effective August 14, 1995, and incorporated herein by reference.