Form 10-Q
period 1996-03-31
NHP INC
filed 1996-05-13
CIK 946358

===============================================================================

                                     UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                           or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES CHANGE ACT OF 1934

                           FOR THE PERIOD ENDED MARCH 31, 1996

                            Commission file number:  000-26572

                                   NHP INCORPORATED
               (Exact name of registrant as specified in its charter)


DELAWARE                                          52-1445137
- --------                                          ----------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization                     Identification No.

1225 EYE STREET, N.W., WASHINGTON, D.C.           20005-3945
- ---------------------------------------           ----------
Address of principal executive offices            Zip Code

            Registrant's telephone number including area code (202) 347-6247


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

At April 30, 1996, there were 12,474,675 shares of common stock outstanding.


==========================================================================

                                   NHP INCORPORATED
                           QUARTERLY REPORT ON FORM 10-Q

                                   TABLE OF CONTENTS

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Statements of Operations
          - Three Months Ended March 31, 1996 and 1995.............1

          Consolidated Balance Sheets
          - March 31, 1996 and December 31, 1995...................2

          Consolidated Statements of Cash Flows
          - Three Months ended March 31, 1996 and 1995.............3

          Notes to Unaudited Consolidated Financial Statements.....4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..................6

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................13

SIGNATURES.........................................................14

                              PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       1996           1995
                                                       ----           ----
Revenue, substantially all from related parties
  Property management services                        $13,283         $11,319
  On-Site personnel, general and administrative
   cost reimbursement                                  30,532          28,704
  Administrative and reporting fees                       942             924
  Buyers Access fees                                      646             601
  Tax credit investment fees                              131             186
  Insurance advisory fees                                 271             268
                                                      -------         -------

    Total revenue                                      45,805          42,002

Expenses
  Salaries and benefits
   On-Site employees                                   29,875          27,483
   Off-Site employees                                   6,019           5,617
  Other general and administrative                      3,101           2,650
  Costs charged to the Real Estate Companies              657           1,221
  Amortization of purchased management contracts          879             701
  Depreciation and amortization                           194             154
  Other non-recurring expenses                            -               471
                                                      -------         -------

    Total expenses                                     40,725          38,297

Operating income                                        5,080           3,705
Interest income                                           148              92
Interest expense                                         (557)         (1,915)
                                                      -------         -------

Income from continuing operations before
 income taxes                                           4,671           1,882
Provision for income taxes                             (1,868)            -
                                                      -------         -------

Income from continuing operations                       2,803           1,882
Loss from discontinued real estate
 operations, net of income taxes                          -            (2,557)
                                                      -------         -------

    Net income (loss)                                 $ 2,803         $  (675)
                                                      =======         =======

Net income (loss) per common share:
  Continuing operations                                   .22             .24
  Discontinued operations                                 -              (.32)
                                                      -------         -------

    Net income (loss)                                 $   .22         $  (.08)
                                                      =======         =======

Weighted average common and equivalent
 shares outstanding (in thousands)                     12,563           7,987
                                                      =======         =======

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of these statements.

                                 NHP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                 March 31,
                                                    1996          December 31,
                                                (Unaudited)            1995
                                                -----------       ------------
Cash and cash equivalents                          $ 18,428          $  5,996
Receivables, substantially all from related
 parties, net of allowance for doubtful
 accounts of $2,113 and $1,613 in 1996 and
 1995, respectively                                  14,450            12,809
On-Site cost reimbursement receivable,
 substantially all from related parties               4,104             2,747
Other current assets                                    273               277
Current portion of net deferred tax asset             6,038             5,916
                                                   --------          --------
    Total current assets                             43,293            27,745

Purchased management contracts, net of
 accumulated amortization of $8,694 and
 $8,409 in 1996 and 1995, respectively               37,701            34,568
Property and equipment, net of accumulated
 depreciation of $1,827 and $1,666 in 1996
 and 1995, respectively                               1,990             1,995
Capitalized software, net of accumulated
 amortization of $145 and $114 in 1996 and
 1995, respectively                                   1,989             1,528
Deferred costs and other                              3,864             4,483
Net deferred tax asset                               12,725            14,451
                                                   --------          --------

                                                   $101,562          $ 84,770
                                                   ========          ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including
 amounts payable to related parties of $356
 in 1996 and 1995                                  $    654          $    412
Accounts payable                                      3,874             4,545
Accrued expenses, including amounts associated
 with related parties of $2,010 and $3,365 in
 1996 and 1995, respectively                          7,401             9,552
Accrued on-site salaries and benefits                 4,104             2,747
Deferred revenues                                     2,759             2,199
                                                   --------          --------

    Total current liabilities                        18,792            19,455

Notes payable to banks                               37,000            23,000
Notes payable - other, including amounts
 payable to related parties of $139 in 1996
 and 1995                                               880               278
Other long-term liabilities                           2,933             2,883
                                                   --------          --------

    Total liabilities                                59,605            45,616

Commitments and contingencies (Note 4)

Shareholders' equity (deficit)
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,264,675 shares
   issued and outstanding in both 1996
   and 1995                                             123               123
  Additional paid-in capital                        126,293           126,293
  Accumulated deficit                               (84,459)          (87,262)
                                                   --------          --------

    Total shareholders' equity                       41,957            39,154
                                                   --------          --------

                                                   $101,562          $ 84,770
                                                   ========          ========

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of these statements.

                                     NHP INCORPORATED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                     (IN THOUSANDS)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1996               1995
                                                  ----                ----
Cash Flows From Operating Activities:
  Net income (loss)                               $ 2,803           $   (675)
  Discontinued operations, net of income taxes        -                2,557
                                                  -------           --------

  Income from continuing operations                 2,803              1,882
  Depreciation and amortization                     1,073                855
  Amortization of deferred financing costs             55                135
  Income taxes                                      1,688                -
  Provision for doubtful accounts                     500                -
  Increase in receivables, substantially all
   from related parties                            (3,497)            (2,218)
  Increase in deferred costs and other               (992)              (482)
  Decrease in accounts payable and accrued
   expenses                                        (1,270)              (781)
  Increase in deferred revenues                       485                683
  Other                                                16                583
                                                  -------           --------

    Net cash provided by continuing operations        861                657
    Net cash used in discontinued operations          -               (6,263)
                                                  -------           --------

    Net cash provided by (used in) operating
     activities                                       861             (5,606)
                                                  -------           --------

Cash Flows From Investing Activities:
  Purchase of management contracts                 (1,479)           (10,495)
  Purchase of fixed assets and software              (655)              (719)
                                                  -------           --------

    Net cash used in investing activities          (2,134)           (11,214)
                                                  -------           --------

Cash Flows From Financing Activities:
  Bank borrowings                                  21,000              7,207
  Repayments of bank borrowings                    (7,000)               -
  Repayments of notes payable - other                 (15)               -
  Payment of financing, offering and
   disposition costs                                 (280)              (253)
                                                  -------           --------

    Net cash provided by financing activities      13,705              6,954
                                                  -------           --------

Increase (decrease) in cash and cash equivalents   12,432             (9,866)
Cash and Cash Equivalents, beginning of period      5,996             12,090
                                                  -------           --------

Cash and Cash Equivalents, end of period          $18,428           $  2,224
                                                  =======           ========

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                          $   487           $  1,148
  Cash income tax payments                        $   180           $     17

Non-cash item:
  Note payable given as consideration for
   the purchase of property management rights     $   848           $    -

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of these statements.

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NHP Incorporated (the "Company") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three month periods ended March 31, 1996 and 1995.

      On August 18, 1995, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interests in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and CEO of the Company ("Mr. Heller"). The financial statements include the accounts of the Real Estate Companies through August 18, 1995, presented as discontinued operations. The Company continues to provide services to the Real Estate Companies and, therefore, intercompany revenues and expenses between the Company and the Real Estate Companies have not been eliminated from the Company's revenues and expenses in the accompanying unaudited consolidated financial statements. All other material intercompany accounts and transactions have been eliminated in consolidation.

(2)  ACQUISITION OF WMF HOLDINGS LTD.

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings Ltd. ("WMF Holdings"), for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF Holdings is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey. The transaction will be accounted for under the purchase method of accounting. Operating results of Washington Mortgage Financial will be included with those of the Company from the closing date.

(3)  NOTES PAYABLE

     As a result of the acquisition of WMF Holdings described in
Note 2 above, the Company had additional borrowings under its credit facility as of March 31, 1996, of approximately $16.8 million with a corresponding increase in its cash and equivalents balance. These funds were utilized to complete the WMF Holdings acquisition in April 1996.

                                 NHP INCORPORATED
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)  COMMITMENTS AND CONTINGENCIES

     As of March 31, 1996, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.6 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

(5)  NET INCOME PER SHARE

     On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Although application of the proceeds of the offering reduced interest expense, net income per share subsequent to the IPO decreased due to the increase in shares outstanding.

(6)  SUBSEQUENT EVENTS

     On February 14, 1996, the Company agreed to acquire 13 multifamily properties containing 3,145 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for consideration of $84.4 million, approximately $15.7 million of which will be funded by additional borrowings under the Company's Credit Facility. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The transaction is expected to close in mid-May of 1996.

     On May 7, 1996, WMF/Huntoon, Paige, a subsidiary of the Company, agreed to purchase the loan production system and pipeline, as well a certain other assets, of American Capital Resource, Inc. The transaction is expected to close by mid-May of 1996, at which time WMF/Huntoon, Paige will become the nation's largest FHA-insured multifamily loan originator. WMF/Huntoon, Paige is a wholly-owned subsidiary of Washington Mortgage Financial, which was acquired by the Company as of April 1, 1996 (see Note 2 above).

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

ACQUISITIONS AND NEW BUSINESSES

     As of April 1, 1996, the Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd. for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock (the "Washington Mortgage Acquisition"). WMF Holdings Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial had mortgage servicing contracts aggregating approximately $4.5 billion as of February 29, 1996 and originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     On February 14, 1996, the Company agreed to acquire 13 multifamily properties containing 3,145 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for consideration of $84.4 million (the "Great Atlantic Acquisition"), approximately $15.7 million of which will be funded by additional borrowings under the Company's Credit Facility. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The transaction is expected to close in mid-May of 1996.

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

     On May 7, 1996, WMF/Huntoon, Paige, a subsidiary of the Company, agreed to purchase the loan production system and pipeline, as well a certain other assets, of American Capital Resource, Inc. (the "American Capital Acquisition"). The transaction is expected to close by mid-May of 1996, at which time WMF/Huntoon, Paige will become the nation's largest FHA-insured multifamily loan originator. WMF/Huntoon, Paige is a wholly-owned subsidiary of Washington Mortgage Financial, which was acquired by the Company as of April 1, 1996.

     On a going-forward basis, to the extent that the Company is successful in acquiring new management contract rights or completing other acquisitions (such as the Washington Mortgage Acquisition described above), the Company will experience increased expenses associated with the amortization of the cost of the acquired rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, acquisitions may result in a decrease in income from continuing operations. However, the Company intends to pursue acquisitions of property management rights and other acquisitions that result in an increase in income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA") after all transition costs relating to the acquisition are absorbed. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either
(i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

RESULTS OF OPERATIONS

     Table 1 below sets forth the percentage of the Company's total revenue represented by each operating statement line presented. This table is presented as supplemental information to enable the reader to better analyze the Company's change in revenues and expenses during the three months ended March 31, 1996 versus the same period of 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from the Company's additional property management contracts. Such a presentation would also reflect economies in the Company's operating expenses, to the extent they exist.

     TABLE 1 - SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES
               AS A PERCENTAGE OF TOTAL REVENUE

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         1996          1995
                                                         ----          ----
Revenue
  Property management services                           29.0%         27.0%
  On-site personnel, general and administrative
   cost reimbursement                                    66.6          68.4
  Administrative and reporting fees                       2.1           2.2
  Buyers Access fees                                      1.4           1.4
  Tax credit investment fees                              0.3           0.4
  Insurance advisory fees                                 0.6           0.6
                                                        -----         -----
    Total revenue                                       100.0         100.0

Expenses
  Salaries and benefits
    On-site employees                                    65.2          65.4
    Off-site employees                                   13.1          13.4
  Other general and administrative                        6.8           6.3
  Costs charged to the Real Estate Companies              1.5           2.9
  Amortization of purchased management contracts          1.9           1.7
  Depreciation and amortization                           0.4           0.4
  Other non-recurring expenses                             -            1.1
                                                        -----         -----
    Total expenses                                       88.9          91.2
                                                        -----         -----
Operating income                                         11.1           8.8
  Interest income                                         0.3           0.2
  Interest expense                                       (1.2)         (4.5)
                                                        -----         -----
  Income from continuing operations before
   income taxes                                          10.2           4.5
  Provision for income taxes                             (4.1)           -
                                                        -----         -----
  Income from continuing operations                       6.1%          4.5%
                                                        =====         =====

     The Company's expenses include salaries and benefits with respect to employees working at managed properties, that are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the Company's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows the Company's adjusted revenue and expenses, which exclude on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of the Company's total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each operating statement line presented. See discussion regarding Table 1 above.

    TABLE 2 - SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
              ADJUSTED OPERATING EXPENSES (IN THOUSANDS)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                         1996         1995
                                                         ----         ----
Revenue
  Property management services                           $13,283      $11,319
  Administrative and reporting fees                          942          924
  Buyers Access fees                                         646          601
  Tax credit investment fees                                 131          186
  Insurance advisory fees                                    271          268
                                                         -------      -------

    Adjusted revenue (1)                                  15,273       13,298

Expenses
  Salaries and benefits
    Off-site employees                                     6,019        5,617
  Other general and administrative                         3,101        2,650
  Amortization of purchased management contracts             879          701
  Depreciation and amortization                              194          154
  Other non-recurring expenses                               -            471
                                                         -------      -------

    Adjusted operating expenses (2)                       10,193        9,593
                                                          ------       ------
Operating income                                           5,080        3,705
  Interest income                                            148           92
  Interest expense                                          (557)      (1,915)
                                                         -------      -------
  Income from continuing operations before
   income taxes                                            4,671        1,882
  Provision for income taxes                              (1,868)         -
                                                          ------      -------

  Income from continuing operations                      $ 2,803      $ 1,882
                                                         =======      =======

     TABLE 3 - SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
               ADJUSTED OPERATING EXPENSES AS A PERCENTAGE OF ADJUSTED REVENUE

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                            1996        1995
                                                            ----        ----
Revenue
  Property management services                              86.9%       85.1%
  Administrative and reporting fees                          6.2         7.0
  Buyers Access fees                                         4.2         4.5
  Tax credit investment fees                                 0.9         1.4
  Insurance advisory fees                                    1.8         2.0
                                                           -----       -----

    Adjusted revenue (1)                                   100.0       100.0

Expenses
  Salaries and benefits
    Off-site employees                                      39.4        42.2
  Other general and administrative                          20.3        19.9
  Amortization of purchased management contracts             5.7         5.3
  Depreciation and amortization                              1.3         1.2
  Other non-recurring expenses                                -          3.5
                                                           -----       -----

    Adjusted operating expenses (2)                         66.7        72.1
                                                           -----       -----

Operating income                                            33.3        27.9
  Interest income                                            0.9         0.7
  Interest expense                                          (3.6)      (14.4)
                                                           -----       -----

  Income from continuing operations before
   income taxes                                             30.6        14.2
  Provision for income taxes                               (12.2)         -
                                                           -----       -----

  Income from continuing operations                         18.4%       14.2%
                                                           =====       =====

- ------------------
(1) Adjusted revenue excludes On-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for On-site employees and costs charged to the Real Estate Companies.

RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST
QUARTER 1995

     For the quarter ended March 31, 1996, the Company recorded pre-tax income of $4.7 million compared with $1.9 million for the same period of 1995, an improvement of $2.8 million. Both revenues and expenses of the Company show increases in the first quarter of 1996 over the first quarter of 1995, primarily as a result of the acquisition of additional property management contracts. The Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization (EBITDA) was $6.3 million for the first quarter of 1996 compared with $4.7 million, including $0.5 million in non-recurring expenses, for the first quarter of 1995, an improvement of $1.6 million, or 35.4%. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or
(ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     Net income for the first quarter of 1996 was $2.8 million, including a $1.9 million provision for income taxes, compared with a net loss of $0.7 million in the first quarter of 1995. No tax provision was recorded in the first quarter of 1995 due to NOLs generated by the Real Estate Companies in prior years. Net income for 1995 included $2.6 million in losses from discontinued operations and $0.5 million of non-recurring compensation expense related to the extension of the exercise term of certain employee stock options.

     REVENUE

     Total revenue of the Company consists of property management services fees, administrative and reporting fees, Buyers Access fees, tax credit investment fees, insurance advisory fees and on-site personnel, general and administrative cost reimbursement. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. The Company's total revenue increased $3.8 million, or 9.1%, to $45.8 million in the first quarter of 1996 from $42.0 million in the first quarter of 1995. Adjusted revenue increased $2.0 million, or 14.9%, to $15.3 million in the first quarter of 1996 from $13.3 million in first quarter of 1995. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $2.0 million, or 17.4%, during the first quarter of 1996 versus 1995. As a percentage of total revenue, property management revenue increased to 29.0% from 27.0%. As a percentage of adjusted revenue, property management revenue increased to 86.9% from 85.1%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the average number of units managed due primarily to the acquisition of additional property management rights.

     ADMINISTRATIVE AND REPORTING FEES increased $0.02 million, or 1.9%, during the first quarter of 1996 versus 1995. As a percentage of total revenue, administrative and reporting fees revenue remained essentially the same. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.2% from 7.0%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees generally are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     BUYERS ACCESS FEES increased $0.05 million, or 7.5%, during the first quarter of 1996 versus 1995. As a percentage of total revenue, Buyers Access fees remained essentially the same. As a percentage of adjusted revenue, Buyers Access fees revenue decreased to 4.2% from 4.5%. The increase in absolute terms resulted from an increase in the average number of units enrolled in the Buyers Access program.

     TAX CREDIT INVESTMENT FEES decreased $0.06 million, or 29.6%, during the first quarter of 1996 versus 1995. As a percentage of total revenue, tax credit investment fees remained essentially the same. As a percentage of adjusted revenue, tax credit investment fees revenue decreased to 0.9% from 1.4%. The decrease in absolute terms and as a percentage of adjusted revenue is the result of fewer tax credit investment transactions being completed during the first quarter of 1996 as compared with 1995.

     EXPENSES

     Total expenses of the Company consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, costs charged to the Real Estate Companies, depreciation and amortization, amortization of purchased management contracts and other non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $2.4 million, or 6.3%, to $40.7 million in the first quarter of 1996 from $38.3 million in the first quarter of 1995. Total expenses as a percentage of total revenue decreased to 88.9% in the first quarter of 1996 from 91.2% in the first quarter of 1995. Adjusted operating expenses increased $0.6 million, or 6.3%, to $10.2 million in the first quarter of 1996 from $9.6 million in the first quarter of 1995. Adjusted operating expenses as a percentage of adjusted revenue decreased to 66.7% from 72.1%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $0.4 million, or 7.2%, in the first quarter of 1996 versus 1995. As a percentage of total revenue, salary and benefits - off-site employees decreased to 13.1% from 13.4%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses decreased to 39.4% from 42.2%. The increase in absolute terms resulted primarily from additional personnel cost incurred related to management of additional properties. The decrease as a percentage of adjusted revenues reflects a lower average cost per unit.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $0.5 million, or 17.0%, in the first quarter of 1996 versus 1995. As a percentage of total revenue, other general and administrative expenses increased to 6.8% from 6.3%. As a percentage of adjusted revenue, other general and administrative expenses increased to 20.3% from 19.9%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from a $0.5 million increase in the allowance for doubtful accounts in the first quarter of 1996.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.2 million, or 25.4%, in the first quarter of 1996 versus 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 1.9% from 1.7%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 5.7% from 5.3%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     DEPRECIATION AND AMORTIZATION expense increased $0.04 million, or 26.0%, in the first quarter of 1996 versus 1995. As a percentage of total revenue and adjusted revenue, depreciation and amortization remained essentially the same. The increase in absolute terms resulted primarily from increased depreciation on computer hardware purchased in connection with the Company's move from mainframe to client-server based technology.

     INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased $0.06 million, or 60.9%, to $0.15 million in the first quarter of 1996 from $0.09 million in the first quarter of 1995. As a percentage of total revenue, interest income was essentially the same. As a percentage of adjusted revenue, interest income increased to 0.9% from 0.7%.
The increases are due primarily to a higher average cash balance and interest earned on amounts due from the Real Estate Companies. Prior to the sale of the Real Estate Companies in August of 1995, no interest was charged on amounts due from the Real Estate Companies since they were part of NHP Incorporated.

     Interest expense decreased $1.3 million, or 70.9%, to $0.6 million in the first quarter of 1996 from $1.9 million in the first quarter of 1995. As a percentage of total revenue, interest expense decreased to 1.2% from 4.5%. As a percentage of adjusted revenue, interest expense decreased to 3.6% from 14.4%. The decreases are due to a lower level of debt during the first quarter of 1996 following the application of the proceeds from the Company's IPO to repay debt in August of 1995. Going forward, interest expense is expected to increase somewhat as a result of additional borrowings related to the previously discussed acquisitions.

     PROVISION FOR INCOME TAXES

     The Company recorded a $1.9 million provision for income taxes in the first quarter of 1996 versus none in the first quarter of 1995. The Company files a consolidated Federal income tax return and prior to the third quarter of 1995 had recognized no provision or benefit for income taxes primarily because of net operating losses generated in prior years by the discontinued real estate operations. Prior to the sale of the Real Estate Companies, losses from discontinued operations typically caused the Company to report no taxable income, making realization of net operating loss carryforwards ("NOLs") uncertain. As a result, historically, the Company had established a valuation allowance for the full amount of the NOLs. Subsequent to the sale of the Real Estate Companies, the Company reduced its valuation allowance, resulting in the recognition of a net deferred tax asset and, therefore, a tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. Net cash provided by continuing operations for the first quarter of 1996 was $0.9 million compared with $0.7 million for the first quarter of 1995. On March 31, 1996, cash and cash equivalents totaled $18.4 million. In addition the Company had $38 million of available borrowings under its revolving credit facility with a group of banks (the "Credit Facility"). In April 1996, the Company used approximately $16.8 million of its available cash balance, along with 210,000 newly issued shares of the Company's common stock, to purchase WMF Holdings.

     For the first quarter of 1996, net cash used in investing activities was $2.1 million, primarily reflecting additional payments on the acquisition of property management rights and cash used to purchase and develop software related to the Company's move from mainframe technology to client-server based technology. Net cash used in investing activities in the first quarter of 1995 of $11.2 million primarily reflects payments for acquisition of property management rights.

     For the first quarter of 1996, net cash provided by financing activities was $13.7 million, primarily reflecting borrowings on the Credit Facility to purchase WMF Holdings, net of repayments on the Credit Facility. In the first quarter of 1995, net cash provided by financing activities was $7.0 million, primarily reflecting borrowings in connection with the acquisition of property management rights.

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

     Future capital expenditures are also expected to include costs to acquire additional computer hardware and software in connection with the Company's move from mainframe technology to client-server based technology to serve its information systems needs. As of March 31, 1996, the client-server software and related hardware had been purchased with funds from operating cash flow. The Company currently has no material commitments for capital expenditures other than the Great Atlantic and American Capital acquisitions previously discussed.

     The Company has substantial unused NOLs for Federal tax purposes. In addition, the Company estimates that, based on current projections, it has sufficient Federal alternative minimum tax NOLs to offset the allowable limit of Federal alternative minimum taxable income at least through 1996. Therefore, the Company expects its combined Federal and state cash income tax rate to be approximately 10% for 1996.

     The Company has provided working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled $4.8 million as of March 31, 1996, are payable on demand and incur interest at the rate equal to prime plus 1%. The Real Estate Companies expect to be able to repay this amount upon completion of certain transactions in 1996.

     DISCONTINUED OPERATIONS

     No cash was used by discontinued operations in the first quarter of 1996. Net cash used in discontinued operations for the first quarter of 1995 was $6.3 million, primarily due to the acquisition of interests in real estate assets by the Real Estate Companies.

NET INCOME PER SHARE

     As previously discussed, on August 18, 1995, the Company completed an IPO of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Although application of the proceeds of the offering reduced interest expense, net income per share subsequent to the IPO decreased due to the increase in shares outstanding. In addition, as of April 1, 1996, the Company issued 210,000 shares of common stock in connection with the purchase of WMF Holdings. This transaction will impact both earnings and net income per share beginning with the second quarter of 1996.

                             PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            Exhibit No.                    Description
               10.1         Sublease Agreement by and between NHP Management
                            Company and Columbia Gas Systems Service
                            Corporation.

               11.0 Statement regarding computation of per share earnings.

                27.0        Financial Data Schedule.


     (b)  Reports on Form 8-K

          On March 20, 1996, the Company reported to the Securities and Exchange Commission (SEC) under Item 5, Other Events, that on that day, the Company and Commonwealth Overseas Trading Company Limited ("Commonwealth") entered into a Stock Purchase Agreement providing for the purchase from Commonwealth of all of the issued and outstanding common stock of WMF Holding, Ltd. for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NHP Incorporated
                            ----------------
                            (Registrant)


May 13, 1996                By:  /s/    Ann Torre Grant
                            -----------------------------------------------
                            Ann Torre Grant
                            Executive Vice President, Chief Financial Officer,
                            and Treasurer (Authorized Officer and Principal
                              Financial Officer)