Form 10-Q
period 1996-06-30
NHP INC
filed 1996-08-13
CIK 946358

- -------------------------------------------------------------------------------

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      CHANGE ACT OF 1934

                         FOR THE PERIOD ENDED JUNE 30, 1996

                         Commission file number:  000-26572

                                  NHP INCORPORATED
               (Exact name of registrant as specified in its charter)


DELAWARE                                               52-1445137
- --------                                               ----------
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                          Identification No.

8065 LEESBURG PIKE, SUITE 400, VIENNA, VIRGINIA        22182-2738
- -----------------------------------------------        ----------
Address of principal executive offices                 Zip Code

Registrant's telephone number including area code      (703) 394-2400
                                                       --------------

1225 EYE STREET, N.W., WASHINGTON, D.C.                20005-3945
- ---------------------------------------                ----------
Former Address, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                              ---       ---

At July 31, 1996, there were 12,490,675 shares of common stock outstanding.

- -------------------------------------------------------------------------------

                                  NHP INCORPORATED
                           QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Operations
             - Three Months Ended June 30, 1996 and 1995                 1

             Consolidated Statements of Operations
             - Six Months Ended June 30, 1996 and 1995                   2

             Consolidated Balance Sheets
             - June 30, 1996 and December 31, 1995                       3

             Consolidated Statements of Cash Flows
             - Six Months ended June 30, 1996 and 1995                   4

             Notes to Unaudited Consolidated Financial Statements        6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         10


PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20


SIGNATURES                                                               21

                           PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED JUNE 30
                                                   --------------------------
                                                     1996              1995
                                                   --------          --------
Revenue
  Property management services                      $13,282           $11,843
  On-Site personnel, general and administrative
   cost reimbursement                                31,214            29,153
  Financial services                                  6,595               -
  Financial services interest income                  1,114               -
  Administrative and reporting fees                     942               924
  Other                                               1,309               996
                                                    -------           -------
    Total revenue                                    54,456            42,916

Expenses
  Salaries and benefits
   On-Site employees                                 30,532            28,048
   Off-Site employees                                 8,885             5,260
  Other general and administrative                    5,282             3,334
  Costs charged to the Real Estate Companies            682             1,105
  Financial services operating interest                 420               -
  Provision for loan servicing losses                   256               -
  Amortization of purchased management contracts      1,014               773
  Amortization of acquired servicing rights             951               -
  Other depreciation and amortization                   570               147
  Other non-recurring expenses (income)                 -                (425)
                                                    -------           -------

    Total expenses                                   48,592            38,242
                                                    -------           -------

Operating income                                      5,864             4,674

Interest income                                         136                60
Interest expense                                       (999)           (1,989)
                                                    -------           -------

Income from continuing operations before
 income taxes                                         5,001            2,745
Provision for income taxes                           (2,076)             -
                                                    -------          -------

Income from continuing operations                     2,925            2,745
Income from discontinued real estate operations,
 net of income taxes                                    -                504
                                                    -------          -------

    Net income                                      $ 2,925          $ 3,249
                                                    =======          =======

Net income per common share:
  Continuing operations                                0.23             0.34
  Discontinued operations                               -                .06
                                                    -------          -------

    Net income                                      $  0.23          $  0.40
                                                    =======          =======

Weighted average common and equivalent shares
 outstanding (in thousands)                          12,783            8,042
                                                    =======          =======

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                   NHP INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED JUNE 30
                                                   --------------------------
                                                     1996              1995
                                                   --------          --------
Revenue
  Property management services                      $ 26,565         $23,162
  On-Site personnel, general and administrative
   cost reimbursement                                 61,746          57,857
  Financial services                                   6,595             -
  Financial services interest income                   1,114             -
  Administrative and reporting fees                    1,884           1,848
  Other                                                2,357           2,051
                                                    --------         -------
    Total revenue                                    100,261          84,918

Expenses
  Salaries and benefits
   On-Site employees                                  60,407          55,531
   Off-Site employees                                 14,904          10,878
  Other general and administrative                     8,383           5,984
  Costs charged to the Real Estate Companies           1,339           2,326
  Financial services operating interest                  420             -
  Provision for loan servicing losses                    256             -
  Amortization of purchased management contracts       1,893           1,474
  Amortization of acquired servicing rights              951             -
  Other depreciation and amortization                    764             301
  Other non-recurring expenses                           -                45
                                                    --------         -------

    Total expenses                                    89,317          76,539
                                                    --------         -------

Operating income                                      10,944           8,379

Interest income                                          284             152
Interest expense                                      (1,556)         (3,904)
                                                    --------         -------

Income from continuing operations before
 income taxes                                          9,672           4,627
Provision for income taxes                            (3,944)            -
                                                    --------         -------

Income from continuing operations                      5,728           4,627
Loss from discontinued real estate operations,
 net of income taxes                                     -            (2,053)
                                                    --------         -------

    Net income                                      $  5,728         $ 2,574
                                                    ========         =======

Net income (loss) per common share:
  Continuing operations                                 0.45            0.57
  Discontinued operations                                -             (0.25)
                                                    --------         -------

    Net income                                      $   0.45         $  0.32
                                                    ========         =======

Weighted average common and equivalent shares
 outstanding (in thousands)                           12,684           8,052
                                                    ========         =======

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                  NHP INCORPORATED
                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                 June 30, 1996     December 31,
                                                  (Unaudited)      (Unaudited)
                                                 -------------     ------------
                       ASSETS
Cash and cash equivalents                        $  4,515          $  5,996
Receivables, substantially all from related
 parties, net of allowance for doubtful
 accounts of $2,271 and $1,613 in 1996 and
 1995, respectively                                 9,973           12,809
Mortgage loans held for sale, pledged              45,880              -
On-Site cost reimbursement receivable,
 substantially all from related parties             4,086            2,747
Principal, interest and other servicing advances    4,697              -
Current portion of net deferred tax asset           6,686            5,916
Investment in Real Estate held for sale            13,608              -
Other current assets                                  803              277
                                                 --------         --------

    Total current assets                           90,248           27,745

Purchased management contracts, net of
 accumulated amortization of $9,707 and
 $8,409 in 1996 and 1995, respectively             40,459           34,568
Acquired mortgage servicing rights, net of
 accumulated amortization of $6,500                21,961              -
Goodwill                                            5,031              -
Property, equipment and capitalized software,
 net of accumulated depreciation and
 amortization of $3,280 and $1,780 in 1996
 and 1995, respectively                             8,673            3,523
Deferred costs and other                            9,664            4,483
Net deferred tax asset                              7,836           14,451
                                                 --------         --------

                                                 $183,872         $ 84,770
                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including
 amounts payable to related parties of $356
 in 1996 and 1995                                $  3,086          $   412
Warehouse lines of credit - financial services     43,774              -
Accounts payable                                    3,776            4,545
Accrued expenses, including amounts associated
 with related parties of $2,392 and $3,365
 in 1996 and 1995, respectively                    13,041            9,552
Accrued on-site salaries and benefits               4,086            2,747
Deferred revenues and other                         6,101            2,199
                                                 --------         --------

    Total current liabilities                      73,864           19,455

Long-term debt, including amounts payable to
 related parties of $139 in 1996 and 1995          52,976           23,278
Other long-term liabilities                         8,370            2,883
                                                 --------         --------

    Total liabilities                             135,210           45,616

Commitments and contingencies (Note 5)

Shareholders' equity (deficit)
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,474,675 and
   12,264,675 shares issued and outstanding
   in 1996 and 1995, respectively                     125              123
  Additional paid-in capital                      130,071          126,293
  Accumulated deficit                             (81,534)         (87,262)
                                                 --------         --------

    Total shareholders' equity                     48,662           39,154
                                                 --------         --------

                                                 $183,872         $ 84,770

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                    NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)

                                                    SIX MONTHS ENDED JUNE 30
                                                    ------------------------
                                                      1996            1995
                                                    --------        --------
Cash Flows From Operating Activities:

  Net income                                        $   5,728       $  2,574
  Loss from discontinued operations, net of
   income taxes                                           -            2,053
                                                    ---------       --------
  Income from continuing operations                     5,728          4,627
  Depreciation and amortization                         3,608          1,775
  Income on originated mortgage servicing rights       (1,308)           -
  Amortization of deferred financing costs                110            282
  Income taxes                                          2,202            -
  Provision for doubtful accounts                         659            -
  Provision for loan servicing losses                     256            -
  Decrease in receivables, substantially all from
   related parties                                      1,054          1,444
  Increase in Financial Services principal,
   interest and servicing advances                       (977)           -
  Increase in deferred costs and other                 (2,196)        (1,564)
  Decrease in accounts payable and accrued expenses    (2,695)        (1,069)
  Increase in deferred revenues and other               4,609            179
  Increase in warehouse line of credit, net            29,793            -
  Mortgage loans originated                          (211,725)           -
  Mortgage loans sold                                 180,282            -
  Other                                                    (2)           441
                                                    ---------       --------

    Net cash provided by continuing operations          9,398          6,115
    Net cash used in discontinued operations              -           (7,654)
                                                    ---------       --------

    Net cash provided by (used in) operating
     activities                                         9,398         (1,539)
                                                    ---------       --------

Cash Flows From Investing Activities:

  Purchase of NHP Financial Services, Ltd., net
   of cash acquired                                   (11,192)           -
  Investment in real estate held for sale             (13,608)           -
  Purchase of management contracts                     (3,685)       (11,440)
  Purchase of servicing rights                         (2,469)           -
  Purchase of fixed assets                             (3,098)        (1,197)
                                                    ---------       --------

    Net cash used in investing activities             (34,052)       (12,637)

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                    NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                      (UNAUDITED)
                                    (IN THOUSANDS)

                                                    SIX MONTHS ENDED JUNE 30
                                                    ------------------------
                                                      1996            1995
                                                    --------        --------
Cash Flows From Financing Activities:
  Additional borrowings                                38,547          7,207
  Repayments of debt                                  (15,094)          (250)
  Repurchase of common stock from related parties         -             (375)
  Borrowings from related parties                         -            1,119
  Repayments of note payable to related parties           -             (373)
  Payment of financing, offering and disposition
   costs                                                 (280)          (586)
                                                    ---------       --------

    Net cash provided by financing activities          23,173          6,742
                                                    ---------       --------

Decrease in cash and cash equivalents                  (1,481)        (7,434)
Cash and Cash Equivalents, beginning of period          5,996         12,090
                                                    ---------       --------

Cash and Cash Equivalents, end of period            $   4,515       $  4,656
                                                    =========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                            $     876       $  2,647
  Cash income tax payments                          $   1,742       $     28

Non-cash items:
  Notes payable given as consideration for
   the purchase of property management rights       $   2,293       $    -
  Stock issued for acquisition of NHP Financial
   Services, Ltd.                                   $   3,780       $    -

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                   NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NHP Incorporated (the "Company") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and in conjunction with the financial statements and notes thereto for WMF Holdings, Ltd., filed as Exhibit 99.1 of the Company's 8-K/A filed with the Securities and Exchange Commission on May 29, 1996, for the years ended December 31, 19954 and 1994. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three and six month periods ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to current year presentation.

     On August 18, 1995, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interests in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and CEO of the Company ("Mr. Heller"). The financial statements include the accounts of the Real Estate Companies through August 18, 1995, presented as discontinued operations. The Company continues to provide services to the Real Estate Companies and, therefore, revenues and expenses between the Company and the Real Estate Companies have not been eliminated from the Company's revenues and expenses in the accompanying unaudited consolidated financial statements. All other material intercompany accounts and transactions have been eliminated in consolidation.

(2)  ACQUISITIONS

     NHP FINANCIAL SERVICES

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd. ("NHP Financial Services"), for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey. The transaction has been accounted for under the purchase method of accounting. All assets acquired were recorded at their estimated fair value which resulted in recording an identifiable intangible asset of approximately $19.1 million related to acquired servicing rights. In addition, the Company also recorded approximately $5.2 of goodwill related to the transaction. The goodwill is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. Operating results of NHP Financial Services are included with those of the Company from the closing date.

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The following pro forma combined financial information presents the historical results of operations for the Company and NHP Financial Services for the three and six month periods ended June 30, 1996 and 1995, with pro forma adjustments as if NHP Financial Services had been acquired as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions that the Company believes are reasonable in the circumstances. The pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the dates indicated, or of future operations.

                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                        ---------------------------   -------------------------
                           1996          1995              1996         1995
                         --------      --------         ---------     --------
  Total revenues         $54,456       $48,497          $106,649      $94,399
                         =======       =======          ========      =======

  Operating income       $ 5,864       $ 5,363          $ 11,850      $ 8,945
                         =======       =======          ========      =======

  Net income             $ 2,925       $ 3,362          $  6,018      $ 2,313
                         =======       =======          ========      =======

  Net income per share   $  0.23       $  0.41          $   0.47      $  0.28
                         =======       =======          ========      =======

     AMERICAN CAPITAL RESOURCE, INC.

     On May 13, 1996, WMF/Huntoon, Paige, a subsidiary of NHP Financial Services, purchased the loan production system and pipeline, as well as certain other assets, of American Capital Resource, Inc. for approximately $2.2 million, plus potential future payments based on realization of the pipeline. The purchase has been accounted for under the purchase method of accounting and results in WMF/Huntoon, Paige becoming the nation's largest FHA-insured multifamily loan originator.

(3)  INVESTMENT IN REAL ESTATE HELD FOR SALE

     On May 16, 1996, the Company acquired 12 of 13 multifamily properties containing 3,145 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in debt and $15.6 million in cash. In addition, one property was closed in escrow subject to lender consent. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. In addition, no earnings were recognized in the period from the properties. Any earnings will be considered an adjustment to the Company's basis in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company currently has a signed term sheet with a potential third-party investor and is continuing discussions, but there can be no assurance that these continued discussions will result in the sale of the Company's investment.

(4)  LONG-TERM DEBT

     As a result of the acquisition of NHP Financial Services acquisition and the Great Atlantic Acquisition described in Notes 2 and 3 above, the Company had additional borrowings under its credit facility as of June 30, 1996, net of repayments during the period, of approximately $20.0 million. Balance due on the Company's credit facility as of June 30, 1996 was $43.0 million.

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In conjunction with the Real Estate Companies completing the purchase from Southport Financial Corporation of the general partner interests in partnerships that own 14 properties containing 2,140 units, the Company completed its acquisition of the management rights for these properties. As consideration for the acquisition of the management rights, the Company issued additional non-interest bearing notes in the amount of $2.3 million which are due in various quarterly installments through the year 2000. These notes were recorded net of an unamortized discount of $0.5 million based on an imputed interest rate of 9.5%.

(5)  COMMITMENTS AND CONTINGENCIES

     As of June 30, 1996, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.6 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

     NHP Financial Services bears the Level I risk of loss associated with the loans it services under the FNMA DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the FNMA DUS loan servicing portfolio was approximately $697 million at June 30, 1996. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. The Company has provided a reserve for losses of $3.7 million as of June 30, 1996. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced. Under the DUS program, NHP Financial Services has also established at June 30, 1996, a $4.2 million irrevocable letter of credit on FNMA's behalf to fund any loan losses.

(6)  NET INCOME PER SHARE

     On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Although application of the proceeds of the offering reduced interest expense, net income per share subsequent to the IPO decreased due to the increase in shares outstanding.

(7)  NEW ACCOUNTING STANDARD

     In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"). NHP Financial Services elected to adopt this statement as of January 1, 1996.

     The primary difference between SFAS No. 122 and SFAS No. 65, as they relate to NHP Financial Services, is the accounting treatment for originated mortgage servicing rights ("OMSRs"). Substantially all of NHP Financial Services' originations are in-house, whereby the underlying loans are funded and closed by NHP Financial Services. SFAS No. 122, among other provisions, requires the recognition of OMSRs, as well as purchased mortgage servicing rights (PMSRs), as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values if determinable based upon a liquid market value. Under SFAS No. 65, the cost of OMSRs was included with the cost of the related loans and was included in determining the gain or loss on sale of the loans when the loans were sold. PMSRs were previously recorded as assets under SFAS No. 65.

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Also under SFAS 122, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. Under SFAS No. 65, the impairment valuation could be made using either discounted or undiscounted cash flows with no required level of disaggregation specified. Any impairment was recorded directly against the asset.

     Following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, included in the Consolidated Balance Sheet of June 30, 1996:

                                                        CAPITALIZED MORTGAGE
       (DOLLARS IN THOUSANDS)                            SERVICING RIGHTS
       ----------------------                           --------------------
       Balance as of April 1, 1996 (date of
        acquisition)                                          $19,135
       Amortization expense                                      (951)
       Acquisitions                                             3,777
                                                              -------
       Balance as of June 30, 1996                            $21,961
                                                              =======

     The value of PMSRs and OMSRs is established by allocating the total costs incurred between the loan and the servicing rights based on their relative fair value if determinable based upon a liquid market value. NHP Financial Services has determined that only its FHA loan originations meet the criteria for market determination. To determine the fair value of the servicing rights created, NHP Financial Services uses a valuation model that calculates the present value of future cash flows. Purchased and originated mortgage servicing rights are being amortized using a straight line method over seven years. A quarterly value impairment analysis is performed using a discounted methodology that groups the servicing rights by predominant risk characteristics. NHP Financial Services has determined those risk characteristics to include interest rate and loan type. The book value of capitalized PMSRs and OMSRs at June 30, 1996 approximated market value. No reserve was required for the PMSRs or OMSRs.

(8)  SUBSEQUENT EVENTS

     As of July 12, 1996, the Company, directly or through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. (the "Goldberg Acquisition"). In addition, a subsidiary of NHP Partners, Inc. ("Partners"), an affiliate of the Company, acquired certain other notes receivable from the two properties and agreed to acquire all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties, subject to the prior approval of a mortgage lender. The Company acquired and Partners will acquire these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. Preferred Home Health, Inc. is a provider of home health care services to residents of multifamily rental retirement communities. The purchase price was funded through additional borrowings under the Company's revolving credit facility and a cash payment by Partners. The transaction will be accounted for under the purchase method of accounting.

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

ACQUISITIONS AND NEW BUSINESSES

     As of April 1, 1996, the Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, LTD. ("NHP Financial Services"), for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     As a result of the acquisition of NHP Financial Services, the Company is now reporting on two business segments, Property Services and Financial Services. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing through NHP Financial Services.

     On May 13, 1996, WMF/Huntoon, Paige, a subsidiary of NHP Financial Services, completed the purchase of the loan production system and pipeline, as well a certain other assets, of American Capital Resource, Inc. for approximately $2.2 million plus potential future payments based on realization of the pipeline. The purchase has been accounted for under the purchase method of accounting and results in WMF/Huntoon, Paige becoming the nation's largest FHA-insured multifamily loan originator.

     On May 16, 1996, the Company acquired 12 of 13 multifamily properties containing 3,145 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in debt and $15.6 million in cash. In addition, one property was closed in escrow subject to lender consent. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. In addition, no earnings were recognized in the period from the properties. Any earnings will be considered an adjustment to the Company's basis in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company currently has a signed term sheet with a potential third-party investor and is continuing discussions, but there can be no assurance that these continued discussions will result in the sale of the Company's investment.

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


     As of July 12, 1996, the Company, directly or through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. In addition, a subsidiary of NHP Partners, Inc., an affiliate of the Company ("Partners"), acquired certain other notes receivable from the two properties and agreed to acquire all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties, subject to the prior approval of a mortgage lender (the "Goldberg Acquisition"). The Company acquired and Partners will acquire these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. Preferred Home Health, Inc. is a provider of home health care services to residents of multifamily rental retirement communities. The purchase price was funded through additional borrowings under the Company's revolving credit facility and a cash payment by Partners. The transaction will be accounted for under the purchase method of accounting. Preferred Home Health, Inc., which the Company currently intends to operate as a separate company, represents an expansion of the Company's Customer Services division through which services are provided to the residents and owners of approximately 500,000 units, including the Company's portfolio of 722 properties containing 135,903 units.

     On a going-forward basis, to the extent that the Company is successful in acquiring new management contract rights or completing other acquisitions (such as the acquisition of NHP Financial Services described above), the Company will experience increased expenses associated with the amortization of the cost of the acquired rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, acquisitions may result in a decrease in income from continuing operations. However, the Company intends to pursue acquisitions of property management rights and other acquisitions that result in an increase in income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA") after all transition costs relating to the acquisition are absorbed. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

RESULTS OF OPERATIONS

SUMMARY

     For the second quarter of 1996, the Company recorded pre-tax income of $5.0 million compared with $2.7 million for the second quarter of 1995, an improvement of $2.3, or 82.2%. For the six months ended June 30, 1996, the Company recorded pre-tax income of $9.7 million compared with $4.6 million for the same period of 1995, an improvement of $5.1 million, or 109.0%. Both revenues and expenses of the Company show increases in the three and six month periods of 1996 over 1995, primarily as a result of the acquisition of NHP Financial Services as of April 1, 1996, and the acquisition of additional property management contracts. The Company's EBITDA for the second quarter of 1996 was $8.5 million compared with $5.7 million, including $0.4 million of non-recurring income, for the second quarter of 1995, an improvement of $2.8 million, or 51.0%. EBITDA for the six months ended June 30, 1996, was $14.8 million compared with $10.3 million for the same period of 1995, an improvement of $4.5 million, or 44.0%.

     Net income for the second quarter of 1996 was $2.9 million, including a $2.1 million provision for income taxes, compared with $3.2 million in the second quarter of 1995. Net income for the first six months of 1996 was $5.7 million, including a $3.9 million provision for income taxes, compared with $2.6 million for the same period of 1995. No tax provision was recorded in the first six months of 1995 due to NOLs generated by the Real Estate Companies in prior years. Net income for the three and six month periods of 1995 included $0.5 million in income and $2.1 million in losses from discontinued operations, respectively.

     The following table sets forth the revenues and expenses by business segment for the three and six month periods ending June 30, 1996. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing. As NHP Financial Services was acquired as of April 1, 1996, the Company's 1995 results for the three and six month periods ended June 30, 1995, as presented in the Consolidated Statements of Operations, represent Property Services only and a separate table for 1995 is not presented below.


                           SUMMARY SEGMENT INFORMATION - 1996
                              (DOLLARS IN THOUSANDS)

                         Three Months Ended             Six Months Ended
                             June 30, 1996                June 30, 1996
                      ---------------------------   ---------------------------
                      Property  Financial           Property  Financial
                      Services  Services   Total    Services  Services   Total
                      --------  ---------  -----    --------  ---------  -----
REVENUES
  Property management
   services           $13,282    $  -      $13,282  $26,565   $   -    $ 26,565
  On-site personnel,
   general and
   administrative
   cost
   reimbursement       31,214       -       31,214   61,746       -      61,746
  Financial services      -       6,595      6,595      -       6,595     6,595
  Financial services
   interest income        -       1,114      1,114      -       1,114     1,114
  Administrative and
   reporting fees         942       -          942    1,884       -       1,884
  Other                 1,309       -        1,309    2,357       -       2,357
                      -------    ------    -------  -------   ------   --------

    Total revenue      46,747     7,709     54,456   92,552    7,709    100,261
                      -------    ------    -------  -------   ------   --------

EXPENSES
  Salaries and
   benefits
    On-site employees  30,532       -       30,532   60,407      -       60,407
    Off-site employees  6,069     2,816      8,885   12,088    2,816     14,904
  Other general and
   administrative       3,200     2,082      5,282    6,301    2,082      8,383
  Costs charged to
   the Real Estate
   Companies              682       -          682    1,339      -        1,339
  Financial services
   operating interest     -         420        420      -        420        420
  Provision for loan
   losses                 -         256        256      -        256        256
  Amortization of
   purchased
   management
   contracts            1,014       -        1,014    1,893      -        1,893
  Amortization of
   acquired servicing
   rights                 -         951        951      -        951        951
  Depreciation and
   amortization           287       283        570      481      283        764
                      -------    ------    -------  -------   ------   --------

    Total expenses     41,784     6,808     48,592   82,509    6,808     89,317
                      -------    ------    -------  -------   ------   --------

Operating income      $ 4,963    $  901    $ 5,864  $10,043      901   $ 10,944
                      =======    ======    =======  =======   ======   ========

PROPERTY SERVICES

     Table 1 below sets forth the percentage of Property Services' total revenue represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and six months ended June 30, 1996 versus the same period of 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from Property Services' additional property management contracts.


                               TABLE 1 - PROPERTY SERVICES
             SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES
                           AS A PERCENTAGE OF TOTAL REVENUE

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
                           1996          1995              1996         1995
                         --------      --------         ---------     --------
REVENUES
  Property management
   services               28.4%          27.6%             28.7%          27.3%
  On-site personnel,
   general and
   administrative
   cost reimbursement     66.8%          67.9%             66.8%          68.1%
  Administrative and
   reporting fees          2.0%           2.2%              2.0%          2.2%
  Other                    2.8%           2.3%              2.5%          2.4%
                         -----          -----             -----         -----

    Total revenue        100.0%         100.0%            100.0%        100.0%
                         -----          -----             -----         -----

EXPENSES
  Salaries and benefits
   On-site employees      65.3%          65.4%             65.3%         65.4%
   Off-site employees     13.0%          12.3%             13.1%         12.8%
  Other general and
    administrative         6.8%           7.8%              6.8%          7.0%
  Costs charged to the
   Real Estate Segment     1.5%           2.6%              1.4%          2.7%
  Amortization of
   purchased management
   contracts               2.2%           1.8%              2.0%          1.7%
  Depreciation and
   amortization            0.6%           0.3%              0.5%          0.4%
  Non-recurring expenses
   (income)                 -            (1.0)%              -            0.1%
                         -----          -----             -----         -----

    Total expenses        89.4%          89.2%             89.1%         90.1%
                         -----          -----             -----         -----

Operating Income          10.6%          10.8%             10.9%          9.9%
                         =====          =====             =====         =====

     Property Services' expenses include salaries and benefits with respect to employees working at managed properties, that are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the segment's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows the Property Services' adjusted revenue and expenses, which excludes on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of Property Services' total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and six months ended June 30, 1996 versus the same period of 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from Property Services' additional property management contracts. Such a presentation would also reflect economies in operating expenses, to the extent they exist.

                               TABLE 2 - PROPERTY SERVICES
              SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
                     ADJUSTED OPERATING EXPENSES (IN THOUSANDS)

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
                           1996          1995              1996         1995
                         --------      --------         ---------     --------
REVENUES
  Property management
   services              $13,282       $11,843          $26,565       $23,162
  Administrative and
   reporting fees            942           924            1,884         1,848
  Other                    1,309           996            2,357         2,051
                         -------       -------          -------       -------
    Adjusted revenue (1)  15,533        13,763           30,806        27,061
                         -------       -------          -------       -------
EXPENSES
  Salaries and benefits,
    off-site employees     6,069         5,260           12,088        10,878
  Other general and
   administrative          3,200         3,334            6,301         5,984
  Amortization of
   purchased management
   contracts               1,014           773            1,893         1,474
  Depreciation and
   amortization              287           147              481           301
  Non-recurring expense
   (income)                  -            (425)             -              45
                         -------       -------          -------       -------
    Adjusted operating
   expenses (2)           10,570         9,089           20,763        18,682
                         -------       -------          -------       -------
Operating Income         $ 4,963       $ 4,674          $10,043       $ 8,379
                         =======       =======          =======       =======


                              TABLE 3 - PROPERTY SERVICES
           SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND ADJUSTED OPERATING EXPENSES AS A PERCENTAGE OF ADJUSTED REVENUE


                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
                           1996          1995              1996         1995
                         --------      --------         ---------     --------
REVENUES
  Property management
   services               85.5%         86.1%            86.2%         85.6%
  Administrative and
   reporting fees          6.1%          6.7%             6.1%          6.8%
  Other                    8.4%          7.2%             7.7%          7.6%
                         -----         -----            -----         -----
    Adjusted revenue (1) 100.0%        100.0%           100.0%        100.0%
                         -----         -----            -----         -----
EXPENSES
  Salaries and benefits,
   off-site employees     39.1%         38.2%            39.2%         40.2%
  Other general and
   administrative         20.6%         24.2%            20.5%         22.1%
  Amortization of
   purchased management
   contracts               6.5%          5.6%             6.1%          5.4%
  Depreciation and
   amortization            1.8%          1.1%             1.6%          1.1%
  Non-recurring expense
   (income)Depreciation and amortization                 -           (3.1)%
- -            0.2%
                         -----         -----            -----         -----
    Adjusted operating
     expenses (2)         68.0%         66.0%            67.4%         69.0%
                         -----         -----            -----         -----
Operating Income          32.0%         34.0%            32.6%         31.0%
                         =====         =====            =====         =====

- ------------------
(1) Adjusted revenue excludes On-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for On-site employees and costs charged to the Real Estate Companies.

RESULTS OF OPERATIONS - PROPERTY SERVICES - SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

     REVENUE

     Total revenue of Property Services consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees, and other revenue. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Property Services' total revenue increased $3.8 million, or 8.9%, to $46.7 million in the second quarter of 1996 from $42.9 million in the second quarter of 1995. Adjusted revenue increased $1.7 million, or 12.9%, to $15.5 million in the second quarter of 1996 from $13.8 million in second quarter of 1995. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $1.4 million, or 12.2%, during the second quarter of 1996 versus 1995. As a percentage of total revenue, property management revenue increased to 28.4% from 27.6%. As a percentage of adjusted revenue, property management revenue decreased to 85.5% from 86.1%. The increase in absolute terms and as a percentage of total revenue resulted primarily from an increase in the average number of units managed, due primarily to the acquisition of additional property management rights. The decrease as a percentage of adjusted revenue reflects the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.02 million, or 1.9%, during the second quarter of 1996 versus 1995. As a percentage of total revenue, administrative and reporting fees revenue decreased to 2.0% from 2.2%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.1% from 6.7%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     OTHER REVENUE, which includes Buyers Access(registered trademark) fees, tax credit investment fees and insurance advisory fees, increased $0.3 million, or 31.4%, during the second quarter of 1996 versus 1995. As a percentage of total revenue, other revenue increased to 2.8% from 2.3%. As a percentage of adjusted revenue, other revenue increased to 8.4% from 7.2%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the number of tax credit investment transactions being completed during the second quarter of 1996 versus 1995 and an increase in the average number of units enrolled in the Buyers Access(Registered Trademark) program.

     EXPENSES

     Total expenses of Property Services consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, costs charged to the Real Estate Companies, depreciation and amortization, amortization of purchased management contracts and other non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $3.6 million, or 9.3%, to $41.8 million in the second quarter of 1996 from $38.2 million in the second quarter of 1995. Total expenses as a percentage of total revenue increased to 89.4% in the second quarter of 1996 from 89.2% in the second quarter of 1995. Adjusted operating expenses increased $1.5 million, or 16.3%, to $10.6 million in the second quarter of 1996 from $9.1 million in the second quarter of 1995. Adjusted operating expenses as a percentage of adjusted revenue increased to 68.0% from 66.0%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $0.8 million, or 15.4%, in the second quarter of 1996 versus 1995. As a percentage of total revenue, salary and benefits - off-site employees increased to 13.0% from 12.3%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses increased to 39.1% from 38.2%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from additional personnel cost incurred related to management of additional properties and addition of personnel to expand the Company's customer services.

     OTHER GENERAL AND ADMINISTRATIVE expenses decreased $0.1 million, or 4.0%, in the second quarter of 1996 versus 1995. As a percentage of total revenue, other general and administrative expenses decreased to 6.8% from 7.8%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 20.6% from 24.2%. The decrease in absolute terms and as a percentage of total and adjusted revenues resulted primarily from lower professional fees in the second quarter of 1996.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.2 million, or 31.2%, in the second quarter of 1996 versus 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 2.2% from 1.8%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 6.5% from 5.6%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     DEPRECIATION AND AMORTIZATION expense increased $0.1 million, or 95.2%, in the second quarter of 1996 versus 1995. As a percentage of total revenue, depreciation and amortization expense increased to 0.6% from 0.3%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 1.8% form 1.1%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased in connection with the Company's move from mainframe to client-server based technology and leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia.

RESULTS OF OPERATIONS - PROPERTY SERVICES - SIX MONTHS OF 1996 COMPARED WITH SIX MONTHS OF 1995

     REVENUE

     Property Services' total revenue increased $7.7 million, or 9.0%, to $92.6 million for the first six months of 1996 from $84.9 million for the first six months of 1995. Adjusted revenue increased $3.7 million, or 13.8%, to $30.8 million in the six months of 1996 from $27.1 million for the six months of 1995. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $3.4 million, or 14.7%, during the first six months of 1996 versus 1995. As a percentage of total revenue, property management revenue increased to 28.7% from 27.3%. As a percentage of adjusted revenue, property management revenue increased to 86.2% from 85.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the average number of units managed due primarily to the acquisition of additional property management rights.

     ADMINISTRATIVE AND REPORTING FEES increased $0.04 million, or 1.9%, during the first six months of 1996 versus 1995. As a percentage of total revenue, administrative and reporting fees revenue decreased to 2.0% from 2.2%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.1% from 6.8%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     OTHER REVENUE, increased $0.3 million, or 14.9%, during the first six months of 1996 versus 1995. As a percentage of total revenue, other revenue increased to 2.5% from 2.4%. As a percentage of adjusted revenue, other revenue increased to 7.7% from 7.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the number of tax credit investment transactions being completed during the first six months of 1996 versus 1995 and an increase in the average number of units enrolled in the Buyers Access(Registered Trademark) program.

     EXPENSES

     Total expenses increased $6.0 million, or 7.8%, to $82.5 million for the first six months of 1996 from $76.5 million for the first six months of 1995. Total expenses as a percentage of total revenue decreased to 89.1% for the first six months of 1996 from 90.1% for the first six months of 1995. Adjusted operating expenses increased $2.1 million, or 11.1%, to $20.8 million for the first six months of 1996 from $18.7 million for the first six months of 1995. Adjusted operating expenses as a percentage of adjusted revenue decreased to 67.4% from 69.0%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $1.2 million, or 11.1%, for the first six months of 1996 versus 1995. As a percentage of total revenue, salary and benefits - off-site employees increased to 13.1% from 12.8%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses decreased to 39.2% from 40.2%. The increase in absolute terms and as a percentage of total revenue resulted primarily from additional personnel cost incurred related to management of additional properties and addition of personnel to expand customer services.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $0.3 million, or 5.3%, for the first six months of 1996 versus 1995. As a percentage of total revenue, other general and administrative expenses decreased to 6.8% from 7.0%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 20.5% from 22.1%. The increase in absolute terms resulted primarily from a $0.7 million increase in allowance for doubtful accounts for the first six months of 1996, partially offset by lower professional fees. The decrease as a percentage of adjusted revenue reflects a lower average cost per unit.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.4 million, or 28.4%, for the first six months of 1996 versus 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 2.0% from 1.7%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 6.1% from 5.4%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     DEPRECIATION AND AMORTIZATION expense increased $0.2 million, or 59.8%, for the first six months of 1996 versus 1995. As a percentage of total revenue, depreciation and amortization expense increased to 0.5% from 0.4%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 1.6% form 1.1%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased in connection with the Company's move from mainframe to client-server based technology and leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia.

RESULTS OF OPERATIONS - FINANCIAL SERVICES

     As previously discussed, the Financial Services business segment represents the results of operations of the Company's newly acquired subsidiary NHP Financial Services and its wholly owned subsidiary Washington Mortgage Financial. NHP Financial Services' primary business activities are multifamily loan servicing, multifamily loan origination and secondary marketing. NHP Financial Services does not hold the mortgages it originates or purchases long-term but resells them through various programs. NHP Financial Services' revenue includes loan servicing fees, net gain on sale of mortgage loans, interest income, placement fee income, origination fee income and other income. The results of NHP Financial Services are included in the Company's results of operations from the date of acquisition, April 1, 1996.

     NHP Financial Services revenue is to a large degree activity driven and the strong second quarter results reflect a relatively high level of activity, as compared with historical levels, related to the origination and sales of mortgage loans. Financial Services revenues are somewhat sensitive to economic factors such as the general level of interest rates and future revenues may fluctuate as a result of changes in these factors. Therefore, Financial Services' second quarter results may not be indicative of future period results.

     NHP Financial Services results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased $0.08 million, or 126.7%, and $0.1 million, or 86.8%, for the second quarter and first six months of 1996, respectively, compared with the same periods of 1995. The increases are due primarily to a higher average cash balance and interest earned on amounts due from the Real Estate Companies. Prior to the sale of the Real Estate Companies in August of 1995, no interest was charged on amounts due from the Real Estate Companies since they were part of NHP Incorporated.

     Interest expense decreased $1.0 million, or 49.8%, and $2.3 million, or 60.1%, for the second quarter and first six months of 1996, respectively, compared with the same periods of 1995. The decreases are due primarily to a lower level of debt during 1996 following the application of the proceeds from the Company's IPO to repay debt in August of 1995. Going forward, interest expense is expected to increase as a result of additional borrowings related to the previously discussed acquisitions.

PROVISION FOR INCOME TAXES

     The Company recorded a $2.1 million and $3.9 million provision for income taxes in the second quarter and first six months of 1996, respectively, versus no tax provision in the comparable periods of 1995. The Company files a consolidated Federal income tax return and prior to the third quarter of 1995 had recognized no provision or benefit for income taxes primarily because of net operating losses generated in prior years by the discontinued real estate operations. Prior to the sale of the Real Estate Companies, losses from discontinued operations typically caused the Company to report no taxable income, making realization of net operating loss carryforwards ("NOLs") uncertain. As a result, historically, the Company had established a valuation allowance for the full amount of the NOLs. Subsequent to the sale of the Real Estate Companies, the Company reduced its valuation allowance in the third quarter of 1995, resulting in the recognition of a net deferred tax asset and a corresponding tax benefit. Since that time, the Company has recorded a tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. The reported cash flows include three months of activity related to NHP Financial Services. Cash flows related to NHP Financial Services tends to be less predictable and depends largely on the level of loan origination activity. Net cash provided by continuing operations for the first six months of 1996 was $9.4 million compared with $6.1 million for the first six months of 1995. On June 30, 1996, cash and cash equivalents totaled $4.5 million and the Company had $32 million of available borrowings under its revolving credit facility with a group of banks (the "Credit Facility"). In July, 1996, the Company borrowed an additional $13 million under its Credit Facility as a portion of the purchase price in the Goldberg Acquisition.

     For the first six months of 1996, net cash used in investing activities was $34.1 million, primarily reflecting the purchase of NHP Financial Services, an investment in real estate held for sale, additional payments on the acquisition of property management rights, cash used to purchase and develop software related to the Company's move from mainframe technology to client-server based technology and costs of leasehold improvements for the Company's new office space. Net cash used in investing activities in the first six months of 1995 of $12.6 million primarily reflects payments for acquisition of property management rights.

     For the first six months of 1996, net cash provided by financing activities was $23.2 million, primarily reflecting borrowings on the Credit Facility to purchase NHP Financial Services and the investment in real estate held for sale, net of repayments on the Credit Facility. In the first six months of 1995, net cash provided by financing activities was $6.7 million, primarily reflecting borrowings in connection with the acquisition of property management rights.

     The Company's future capital expenditures are expected to consist largely of funds required in connection with the acquisition of property management rights and other acquisitions. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under the Credit Facility. The Company may also issue additional common stock, either for cash to be used in connection with, or as consideration for, acquisitions. The Company believes that it can repay its current indebtedness out of operating cash flow, alternative debt arrangements or additional equity offerings.

     Future capital expenditures are also expected to include costs to acquire additional computer hardware and software in connection with the Company's move from mainframe technology to client-server based technology to serve its information systems needs. As of June 30, 1996, the client-server software and related hardware had been purchased with funds from operating cash flow. The Company currently has no material commitments for capital expenditures other than the Goldberg Acquisition previously discussed.

     The Company has substantial unused NOLs for Federal tax purposes. In addition, the Company estimates that, based on current projections, it has sufficient Federal alternative minimum tax NOLs to offset the allowable limit of Federal alternative minimum taxable income at least through 1996. Therefore, the Company expects its combined Federal and state cash income tax rate to be approximately 7% for 1996.

     The Company has provided, and expects to continue to provide, working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled $1.4 million as of June 30, 1996, are payable on demand and incur interest at the rate equal to prime plus 1%. The Real Estate Companies repaid these working capital advances in July 1996 from proceeds of certain real estate transactions.

     DISCONTINUED OPERATIONS

     Net cash used in discontinued operations for the first six months of 1995 was $7.7 million, primarily due to the acquisition of interests in real estate assets by the Real Estate Companies.

NET INCOME PER SHARE

     As previously discussed, on August 18, 1995, the Company completed an IPO of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Although application of the proceeds of the offering reduced interest expense, net income per share subsequent to the IPO decreased due to the increase in shares outstanding. In addition, as of April 1, 1996, the Company issued 210,000 shares of common stock in connection with the purchase of WMF Holdings. This transaction impacted both earnings and net income per share beginning with the second quarter of 1996.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          EXHIBIT NO.   DESCRIPTION
            11.0        Statement regarding computation of per share earnings.

            27.0        Financial Data Schedule.

     (b)  Reports on Form 8-K

     On April 15, 1996, the Company reported to the Securities and Exchange Commission under Item 2, Acquisition or disposition of Assets, that as of April 1, 1996, the Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd. for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF Holdings Ltd. is the owner of Washington Mortgage Financial Group, Ltd., located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Washington Mortgage Financial originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited, a leading FHA mortgage originator and servicer located in Edison, New Jersey. The Company also reported that it was impracticable at that time to provide the pro forma financial information and that such pro forma financial information would be filed within 60 days of the date of the report.

     On May 29, 1996, the Company filed an 8-K/A amendment to the 8-K filed on April 15, 1996, that included the financial statements and exhibits related to the acquisition of WMF Holdings, Ltd. The Company reported to the Securities and Exchange Commission under Item 7, Financial Statements and Exhibits and included as exhibits WMF Holdings, Ltd. and Subsidiaries Financial Statements and Supplementary Information for the Years Ended December 31, 1994 and 1995, With Independent Auditor's Report Thereon, and the Unaudited Pro Forma Combined Condensed Financial Statements and Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NHP INCORPORATED
                                   (Registrant)

August 13, 1996                     By:   /S/    ANN TORRE GRANT
                                          -------------------------------------
                                          Ann Torre Grant
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Treasurer (Authorized Officer and
                                          Principal Financial Officer)