Form 10-Q
period 1996-09-30
NHP INC
filed 1996-11-12
CIK 946358

-------------------------------------------------------------------------------

                                    UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES CHANGE ACT OF 1934

                        FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                           Commission file number:  000-26572

                                  NHP INCORPORATED
                 (Exact name of registrant as specified in its charter)

DELAWARE                                                  52-1445137
--------                                                  ----------
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                             Identification No.

8065 LEESBURG PIKE, SUITE 400, VIENNA, VIRGINIA           22182-2738
-----------------------------------------------           ----------
Address of principal executive offices                    Zip Code

Registrant's telephone number including area code         (703) 394-2400
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                              ---       ---

At October 31, 1996, there were 12,566,629 shares of common stock outstanding.

-------------------------------------------------------------------------------

                                   NHP INCORPORATED
                           QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Statements of Operations
           - Three Months Ended September 30, 1996 and 1995         1

           Consolidated Statements of Operations
           - Nine Months Ended September 30, 1996 and 1995          2

           Consolidated Balance Sheets
           - September 30, 1996 and December 31, 1995               3

           Consolidated Statements of Cash Flows
           - Nine Months ended September 30, 1996 and 1995          4

           Notes to Unaudited Consolidated Financial Statements     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     11


PART II.  OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    23

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       23


SIGNATURES                                                        24

                           PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996         1995
                                                        --------     --------
Revenue:
  Property management services                          $14,001      $12,068
  On-Site personnel, general and administrative cost
   reimbursement                                         30,448       29,899
  Financial services                                      6,316          -
  Financial services interest income                      1,133          -
  Administrative and reporting fees                       1,029          924
  Other                                                   2,455          986
                                                        -------      -------
    Total revenue                                        55,382       43,877

Expenses:
  Salaries and benefits:
    On-Site employees                                    28,838       28,805
    Off-Site employees                                   10,199        5,385
  Other general and administrative                        6,077        2,584
  Costs charged to the Real Estate Companies              1,610        1,094
  Financial services operating interest                     175          -
  Provision for loan servicing losses                       247          -
  Amortization of purchased management contracts          1,114          781
  Amortization of mortgage servicing rights               1,024          -
  Other depreciation and amortization                       834          172
                                                        -------      -------
    Total expenses                                       50,118       38,821
                                                        -------      -------

Operating income                                          5,264        5,056

Interest income                                              47           68
Interest expense                                         (1,312)      (1,385)
                                                        -------      -------

Income from continuing operations before income
 taxes and extraordinary item                             3,999        3,739
(Provision) benefit for income taxes                     (1,676)      19,981
                                                        -------      -------

Income from continuing operations before
 extraordinary item                                       2,323       23,720
Income from discontinued real estate operations, net
 of income taxes                                            -             90
                                                        -------      -------

Income before extraordinary item                          2,323       23,810
Extraordinary item - write-off of deferred costs
 associated with terminated credit agreement, net of
 income tax benefit                                         -           (400)
                                                        -------      -------
    Net income                                          $ 2,323      $23,410
                                                        =======      =======

Net income (loss) per common share:
  Continuing operations before extraordinary item       $  0.18      $  2.35
  Discontinued operations                                   -           0.01
  Extraordinary item                                        -          (0.04)
                                                        -------      -------
    Net income                                          $  0.18      $  2.32
                                                        =======      =======

Weighted average common and equivalent shares
 outstanding (in thousands)                              12,797       10,074
                                                        =======      =======

    The accompanying Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

                                   NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996         1995
                                                        --------     --------
Revenue:
  Property management services                          $ 40,566     $ 35,231
  On-Site personnel, general and administrative
   cost reimbursement                                     92,194       87,756
  Financial services                                      12,911          -
  Financial services interest income                       2,247          -
  Administrative and reporting fees                        2,913        2,772
  Other                                                    4,812        3,037
                                                        --------     --------
    Total revenue                                        155,643      128,796

Expenses:
  Salaries and benefits:
    On-Site employees                                     89,245       84,336
    Off-Site employees                                    25,103       16,264
  Other general and administrative                        14,460        8,568
  Costs charged to the Real Estate Companies               2,949        3,420
  Financial services operating interest                      595          -
  Provision for loan servicing losses                        503          -
  Amortization of purchased management contracts           3,007        2,256
  Amortization of mortgage servicing rights                1,975          -
  Other depreciation and amortization                      1,598          473
  Other non-recurring expenses                               -             45
                                                        --------     --------
    Total expenses                                       139,435      115,362
                                                        --------     --------

Operating income                                          16,208       13,434

Interest income                                              331          220
Interest expense                                          (2,868)      (5,292)
                                                        --------     --------

Income from continuing operations before income
 taxes and extraordinary item                             13,671        8,362
(Provision) benefit for income taxes                      (5,620)      19,981
                                                        --------     --------

Income from continuing operations before
 extraordinary item                                        8,051       28,343
Loss from discontinued real estate operations, net of
 income taxes                                                -         (1,963)
                                                        --------     --------

Income before extraordinary item                           8,051       26,380
Extraordinary item - write-off of deferred costs
 associated with terminated credit agreement, net
 of income tax benefit                                       -           (400)
                                                        --------     --------
    Net income                                          $  8,051     $ 25,980
                                                        ========     ========

Net income (loss) per common share:
  Continuing operations before extraordinary item       $   0.63     $   3.25
  Discontinued operations                                    -          (0.22)
  Extraordinary item                                         -          (0.05)
                                                        --------     --------
    Net income                                          $   0.63     $   2.98
                                                        ========     ========

Weighted average common and equivalent shares
 outstanding (in thousands)                               12,717        8,717
                                                        ========     ========

    The accompanying Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

                                 NHP INCORPORATED
                            CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30, 1996   DECEMBER 31,
                                                   (UNAUDITED)         1995
                                              ------------------   ------------
     ASSETS
Cash and cash equivalents                        $  5,237            $  5,996
Receivables, substantially all from related
 parties, net of allowance for doubtful
 accounts of $2,411 and $1,613 in 1996 and
 1995, respectively                                 9,082              12,809
Mortgage loans held for sale, pledged              55,496                 -
On-Site cost reimbursement receivable,
 substantially all from related parties             5,697               2,747
Principal, interest and other servicing
 advances                                           3,433                 -
Current portion of net deferred tax asset           7,162               5,916
Investment in Real Estate held for sale            13,608                 -
Other current assets                                1,346                 277
                                                 --------            --------
  Total current assets                            101,061              27,745

Purchased management contracts, net of
 accumulated amortization of $10,822 and
 $8,409 in 1996 and 1995, respectively             45,183              34,568
Mortgage servicing rights, net of accumulated
 amortization of $1,975                            21,931                 -
Goodwill, net of accumulated amortization
 of $500                                            9,795                 -
Property, equipment and capitalized software,
 net of accumulated depreciation and
 amortization of $2,837 and $1,780 in 1996
 and 1995, respectively                            11,015               3,523
Other                                              18,135               4,483
Net deferred tax asset                              5,878              14,451
                                                 --------            --------

                                                 $212,998            $ 84,770
                                                 ========            ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt, including
 amounts payable to related parties of $356
 in 1996 and 1995                                $  1,919            $    412
Warehouse lines of credit - financial
 services                                          52,885                 -
Accounts payable                                    4,451               4,063
Accrued expenses, including amounts
 associated with related parties of
 $2,513 and $4,365 in 1996 and 1995,
 respectively                                      14,878              10,001
Accrued on-site salaries and benefits               5,697               2,747
Deferred revenues and other                         5,246               2,232
                                                 --------            --------
  Total current liabilities                        85,076              19,455

Long-term debt, including amounts payable
 to related parties of $139 in 1996 and 1995       66,438              23,278
Other long-term liabilities                         9,288               2,883
                                                 --------            --------
  Total liabilities                               160,802              45,616

Commitments and contingencies (Note 5)

Shareholders' equity (deficit)
  Common stock, $0.01 par value,
   25,000,000 shares authorized;
   12,568,675 and 12,264,675 shares issued
   in 1996 and 1995, respectively                     126                 123
  Additional paid-in capital                      131,320             126,293
  Treasury stock (shares held in 1996, 2,046)         (39)                -
  Accumulated deficit                             (79,211)            (87,262)
                                                 --------            --------
  Total shareholders' equity                       52,196              39,154
                                                 --------            --------

                                                 $212,998            $ 84,770
                                                 ========            ========

    The accompanying Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

                                   NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996         1995
                                                        --------     --------
Cash Flows From Operating Activities:

  Net income                                            $   8,051    $  25,980
  Extraordinary item                                          -            400
  Loss from discontinued operations, net of
   income taxes                                               -          1,963
                                                        ---------    ---------

  Income from continuing operations                         8,051       28,343
  Depreciation and amortization                             6,580        2,729
  Income on originated mortgage servicing rights           (1,813)         -
  Income taxes                                              3,580      (19,981)
  Decrease (increase) in receivables, substantially
   all from related parties                                   993       (2,657)
  Decrease in Financial Services principal, interest
   and servicing advances                                     287          -
  Increase in deferred costs and other                     (1,751)        (926)
  Increase (decrease) in accounts payable and
   accrued expenses                                         1,725         (555)
  Increase (decrease) in deferred revenues and
   other liabilities                                        3,636         (203)
  Increase in warehouse line of credit, net                38,904          -
  Mortgage loans originated                              (438,472)         -
  Mortgage loans sold                                     397,412          -
  Other                                                       144          583
                                                        ---------    ---------

    Net cash provided by continuing operations             19,276        7,333
    Net cash used in discontinued operations                  -         (8,554)
                                                        ---------    ---------

    Net cash provided by (used in) operating activities    19,276       (1,221)
                                                        ---------    ---------

Cash Flows From Investing Activities:

  Purchases of businesses, net of cash acquired           (12,253)         -
  Investment in real estate held for sale                 (13,608)         -
  Purchase of management contracts                         (8,708)     (11,767)
  Purchases of long-term notes receivable                  (9,516)         -
  Purchase of mortgage servicing rights                    (2,957)         -
  Purchase of fixed assets                                 (5,492)      (1,733)
                                                        ---------    ---------
    Net cash used in investing activities                 (52,534)     (13,500)

    The accompanying Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

                                 NHP INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                    (UNAUDITED)
                                  (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996         1995
                                                        --------     --------
Cash Flows From Financing Activities:
  Additional borrowings                                    52,016       27,207
  Repayments of debt                                      (20,065)     (58,466)
  Repurchase of common stock from related parties             -           (375)
  Borrowings from related parties                             -          1,119
  Repayments of notes payable to related parties              -        (10,369)
  Proceeds from issuance of common stock, net                 -         51,987
  Proceeds from stock option exercises                      1,000          -
  Payment of financing, offering and disposition costs       (452)      (3,751)
                                                        ---------    ---------

    Net cash provided by financing activities              32,499        7,352
                                                        ---------    ---------

Decrease in cash and cash equivalents                        (759)      (7,369)
Cash and Cash Equivalents, beginning of period              5,996       12,090
                                                        ---------    ---------

Cash and Cash Equivalents, end of period                $   5,237    $   4,721
                                                        =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                                $   2,211    $   6,232
  Cash income tax payments                              $   2,040    $     303

Non-cash items:
  Notes payable given as consideration for
   acquisitions                                         $   6,293    $     -
  Stock issued for acquisition of NHP Financial
   Services, Ltd.                                       $   3,780    $     -
  Reduction in notes payable to related parties
   in consideration for the sale of the Real
   Estate Companies                                     $     -      $   9,129

    The accompanying Notes to Unaudited Consolidated Financial Statements
                   are an integral part of these statements.

                                   NHP INCORPORATED
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NHP Incorporated (the "Company") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and in conjunction with the financial statements and notes thereto for WMF Holdings, Ltd., filed as Exhibit 99.1 of the Company's 8-K/A filed with the Securities and Exchange Commission on May 29, 1996, for the years ended December 31, 1995 and 1994. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three and nine month periods ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to current year presentation.

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

(2)  ACQUISITIONS

     NHP FINANCIAL SERVICES

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services, Ltd., is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers (collectively, "NHP Financial Services"). Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey. The transaction has been accounted for under the purchase method of accounting. All assets acquired were recorded at their estimated fair value which resulted in recording an identifiable intangible asset of approximately $19.1 million related to acquired servicing rights. In addition, the Company also recorded approximately $5.2 million of goodwill related to the transaction. The goodwill is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. Operating results of NHP Financial Services are included with those of the Company from the closing date.

                                 NHP INCORPORATED
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following pro forma combined financial information presents the historical results of operations for the Company and NHP Financial Services for the three and nine month periods ended September 30, 1996 and 1995, with pro forma adjustments as if NHP Financial Services had been acquired as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions that the Company believes are reasonable in the circumstances. The pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the dates indicated, or of future operations.

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                ---------------------     ---------------------
                                  1996         1995          1996        1995
                                --------     --------     ---------   ---------
     Total revenues             $55,382      $49,548      $162,859    $144,496
                                =======      =======      ========    ========

     Operating income           $ 5,264      $ 5,208      $ 17,233    $ 14,250
                                =======      =======      ========    ========

     Net income                 $ 2,323      $23,199      $  8,226    $ 25,565
                                =======      =======      ========    ========

     Net income per share       $  0.18      $  2.26      $   0.64    $   2.88
                                =======      =======      ========    ========

     AMERICAN CAPITAL RESOURCE, INC.

     On May 13, 1996, WMF/Huntoon, Paige, a subsidiary of Washington Mortgage Financial, purchased the loan production system and pipeline, as well as certain other assets, of American Capital Resource, Inc. for approximately $2.2 million, plus potential future payments based on realization of the pipeline through August 1997. The purchase has been accounted for under the purchase method of accounting and results in WMF/Huntoon, Paige becoming the nation's largest FHA-insured multifamily loan originator.

     GOLDBERG ACQUISITION

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. (the "Goldberg Acquisition"). In addition, a subsidiary of NHP Partners, Inc. ("Partners"), an affiliate of the Company, acquired certain other notes receivable from the two properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties. The Company and Partners acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. The purchase price was funded through additional borrowings under the Company's revolving credit facility and a cash payment by Partners. The transaction was accounted for under the purchase method of accounting. Preferred Home Health, Inc. is a provider of home health care services to residents of multifamily rental retirement communities.

(3)  INVESTMENT IN REAL ESTATE HELD FOR SALE

     On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in debt and $15.6 million in cash. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and,

                                 NHP INCORPORATED
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. In addition, no earnings were recognized in the period from the properties. Any earnings will be considered an adjustment to the Company's basis in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company is currently in negotiations with a potential third-party investor but there can be no assurance that these continued negotiations will result in the sale of the Company's investment.

(4)  LONG-TERM DEBT AND LINES OF CREDIT

     As a result of the acquisition of NHP Financial Services, the Goldberg Acquisition, and the Great Atlantic Acquisition, described in Notes 2 and 3 above, the Company had additional borrowings under its $75 million credit facility as of September 30, 1996, net of repayments during the period, of approximately $29.0 million. The balance due on the Company's credit facility as of September 30, 1996 was $52.0 million.

     In conjunction with the Real Estate Companies purchase from Southport Financial Corporation of the general partner interests in partnerships that own 14 properties containing 2,140 units, the Company completed its acquisition of the management rights for these properties. As consideration for the acquisition of the management rights, the Company issued non-interest bearing notes in 1996 and 1995 in the amount of $2.5 million which are due in various quarterly installments through the year 2000. These notes were recorded net of an unamortized discount of $0.5 million based on an imputed interest rate of 9.5%.

     During the third quarter of 1996, Washington Mortgage Financial renegotiated the terms of its existing warehouse line of credit (the "Warehouse Line"), which is used for the purpose of originating loans. The Warehouse Line was increased from $80 million to $150 million. The interest rate on the Warehouse Line is now the London Interbank Offered Rate ("LIBOR") plus one percent. The interest rate is reduced based on the level of compensating balances maintained. The Warehouse Line expires in August 1997, at which time the Company expects to extend it or replace it with a similar line of credit. As of September 30, 1996, Washington Mortgage Financial had drawn $52.9 million on the Warehouse Line.

     During the third quarter of 1996, Washington Mortgage Financial replaced its existing separate line of credit which was used exclusively for acquisition of mortgage servicing rights. The amount of the new servicing acquisition line of credit (the "Servicing Acquisition Line") remained at $10 million. The interest rate on the Servicing Acquisition Line is LIBOR plus three percent. The interest rate is reduced based on the level of compensating balances maintained. The debt is to be repaid in quarterly installments based on a 10 year amortization schedule with the remaining balance due in June 2000. As of September 30, 1996, Washington Mortgage Financial had drawn $9.2 million on the servicing Acquisition Line.

     During the third quarter of 1996, Washington Mortgage Financial also established a new line of credit which can be utilized for servicing acquisitions or working capital advances (the "Working Capital Line") in the amount of $10 million. Interest on the Working Capital Line is LIBOR plus 3 1/2 percent. The interest rate is reduced based on the level of compensating balances maintained. The Working Capital Line is convertible at the end of five years to a five year term note with equal quarterly installments. As of September 30, 1996, Washington Mortgage Financial had drawn $0.2 million on the Working Capital Line.

                                  NHP INCORPORATED
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)  COMMITMENTS AND CONTINGENCIES

     As of September 30, 1996, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.7 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

     NHP Financial Services bears the Level I risk of loss associated with the loans it services under the FNMA DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the FNMA DUS loan servicing portfolio was approximately $698.4 million at September 30, 1996. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. The Company has provided a reserve for losses of $3.9 million as of September 30, 1996. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced. Under the DUS program, NHP Financial Services has also established at September 30, 1996, a $4.0 million irrevocable letter of credit on FNMA's behalf to fund any loan losses.

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

     The primary difference between SFAS No. 122 and SFAS No. 65, as they relate to NHP Financial Services, is the accounting treatment for originated mortgage servicing rights ("OMSRs"). Substantially all of NHP Financial Services' originations are in-house, whereby the underlying loans are funded and closed by NHP Financial Services. SFAS No. 122, among other provisions, requires the recognition of OMSRs, as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values if determinable based upon a liquid market value. Under SFAS No. 65, the cost of OMSRs was included with the cost of the related loans and was included in determining the gain or loss on sale of the loans when the loans were sold. PMSRs were previously recorded as assets under SFAS No. 65.

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

                                  NHP INCORPORATED
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, included in the Consolidated Balance Sheet of September 30, 1996:

                                                          CAPITALIZED MORTGAGE
         (DOLLARS IN THOUSANDS)                              SERVICING RIGHTS
         ----------------------                           ---------------------
          Balance as of April 1, 1996 (date of acquisition)      $19,135
          Amortization expense                                    (1,975)
          Originations                                             1,964
          Acquisitions                                             2,807
                                                                 -------
          Balance as of September 30, 1996                       $21,931
                                                                 =======

     NHP Financial Services has determined that only its FHA loan originations meet the criteria for market determination. To determine the fair value of the servicing rights created, NHP Financial Services uses a valuation model that calculates the present value of future cash flows. Purchased and originated mortgage servicing rights are being amortized using a straight line method over periods up to seven years. A quarterly value impairment analysis is performed using a discounted methodology that groups the servicing rights by predominant risk characteristics. NHP Financial Services has determined those risk characteristics to include interest rate and loan type. The book value of capitalized PMSRs and OMSRs at September 30, 1996 approximated market value. No reserve was required for the PMSRs or OMSRs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations and regarding the effect of acquisitions. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company, and the availability of acquisition opportunities. Additional factors that could affect results are set forth in the Company's registrations statement on Form S-1, filed June 5, 1995, as amended.

     On August 18, 1995, NHP Incorporated (the "Company") completed an initial public offering (the "IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Prior to that date the Company had been owned by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies through August 18, 1995, have been presented as discontinued operations in the accompanying financial statements in conformity with generally accepted accounting principles. The following discussion, except where specifically stated otherwise, relates only to the Company's continuing operations.

ACQUISITIONS AND NEW BUSINESSES

     As of April 1, 1996, the Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services, Ltd., is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers (collectively, "NHP Financial Services"). Washington Mortgage Financial originated approximately $805 million in multifamily and other commercial mortgages in 1995. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     As a result of the acquisition of NHP Financial Services, the Company is now reporting on two business segments, Property Services and Financial Services. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing through NHP Financial Services.

     On May 13, 1996, WMF/Huntoon, Paige, a subsidiary of Washington Mortgage Financial, completed the purchase of the loan production system and pipeline, as well as certain other assets, of American Capital Resource, Inc. for approximately $2.2 million plus potential future payments based on realization of the pipeline through August 1997. The purchase has been accounted for under the purchase method of accounting and results in WMF/Huntoon, Paige becoming the nation's largest FHA-insured multifamily loan originator.

     On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in debt and $15.6 million in cash. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. In addition, no earnings were recognized in the period from the properties. Any earnings will be considered an adjustment to the Company's basis in the properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company currently is in negotiations with a potential third-party investor but there can be no assurance that these continued discussions will result in the sale of the Company's investment.

     On February 29, 1996, the Company entered into a three-year contract with CRI, Inc., a Rockville, Maryland-based real estate investment firm, to provide asset management, refinancing and disposition services for 286 affordable multifamily communities containing over 35,000 apartment units, which are owned by 129 of CRI's public and private real estate partnerships. Revenues associated with this contract are included in property management services fees.

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. ("Preferred Home Health"). In addition, a subsidiary of NHP Partners, Inc. ("Partners"), an affiliate of the Company, acquired certain other notes receivable from the two properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties (the "Goldberg Acquisition"). The Company and Partners acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. The purchase price was funded through additional borrowings under the Company's revolving credit facility and a cash payment by Partners. The transaction was accounted for under the purchase method of accounting. Preferred Home Health is a provider of home health care services to residents of multifamily rental retirement communities. Preferred Home Health, which the Company now operates as a separate company, represents an expansion of the Company's Customer Services division through which services are provided to the residents and owners of approximately 500,000 units, including the Company's management portfolio of 701 properties containing 130,990 units.

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

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

     On September 26, 1996, the President signed into law H.R. 3666, providing funding for programs administered by the U.S. Department of Housing and Urban Development ("HUD") during the federal fiscal year ending September 30, 1997. H.R. 3666 includes provisions relating to Housing Assistance Payments contracts ("HAP Contracts") under Section 8 of the National housing Act of 1937. HAP Contracts provide long-term rental assistance payments to owners of qualifying projects, including a significant number of projects managed by the Company. H.R. 3666 provides, in part, that HAP Contracts expiring during Fiscal Year 1997 will be renewed for one year, generally without reducing the property rents. However, for certain expiring HAP Contracts allowing particularly high rents, H.R. 3666 provides for contract renewal at reduced rents and, where requested by the owner, restructuring of the government-issued mortgage on the related property to allow the property to operate successfully at the reduced rent levels. No legislative action has been taken with respect to HAP Contracts expiring after September 30, 1997. While the Company does not believe that H.R. 3666 will have a materially adverse effect on the Company's property management revenues, there can be no assurance that future legislative action will not have such an effect.


RESULTS OF OPERATIONS


SUMMARY

     For the third quarter of 1996, the Company recorded pre-tax income of $4.0 million compared with $3.7 million for the third quarter of 1995, an improvement of $0.3 million, or 7.0%. For the nine months ended September 30, 1996, the Company recorded pre-tax income of $13.7 million compared with $8.4 million for the same period of 1995, an improvement of $5.3 million, or 63.5%. Both revenues and expenses of the Company show increases in the three and nine month periods of 1996 over 1995, primarily as a result of the acquisition of NHP Financial Services as of April 1, 1996, and the acquisition of additional property management contracts and Preferred Home Health. The $0.3 million increase in pre-tax income for the quarter was the result of an increase of approximately $0.4 million attributable to NHP Financial Services offset by a decrease of approximately $0.1 million attributable to other operations. Approximately $1.3 million of the year-to-date increases in pre-tax income is attributable to NHP Financial Services. The Company's EBITDA for the third quarter of 1996 was $8.3 million compared with $6.1 million for the third quarter of 1995, an improvement of $2.2 million, or 36.3%. EBITDA for the nine months ended September 30, 1996, was $23.1 million compared with $16.4 million for the same period of 1995, an improvement of $6.7 million, or 41.1%. Approximately $1.8 and $4.0 million of the quarter and year-to-date increases in EBITDA, respectively, are attributable to NHP Financial Services

     Net income for the third quarter of 1996 was $2.3 million, including a $1.7 million provision for income taxes, compared with $23.4 million in the third quarter of 1995. Net income for the third quarter of 1995 includes a $20.0 million income tax benefit. The income tax benefit resulted from the recognition of a $23.3 million net asset primarily consisting of net operating loss carryforwards ("NOLs") following the sale of the Real Estate Companies on August 18, 1995, net of the year-to-date tax provision of $3.3 million. Net income for the first nine months of 1996 was $8.1 million, including a $5.6 million provision for income taxes, compared with $26.0 million, including the aforementioned tax benefit and year-to-date tax provision, for the same period of 1995. Net income for the three and nine month periods of 1995 included $0.1 million in income and $2.0 million in losses from discontinued operations, respectively. In addition, the Company recorded an extraordinary after-tax charge of $0.4 million in the third quarter of 1995 related to the early termination of a credit facility.

     The following table sets forth the revenues and expenses by business segment for the three and nine month periods ending September 30, 1996. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing since the date of acquisition. As NHP Financial Services was acquired as of April 1, 1996, the Company's 1995 results for the three and nine month periods ended September 30, 1995, as presented in the Consolidated Statements of Operations, represent Property Services only and a separate table for 1995 is not presented below.

                        SUMMARY SEGMENT INFORMATION - 1996
                              (DOLLARS IN THOUSANDS)

                           THREE MONTHS ENDED          NINE MONTHS ENDED
                            SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                        -------------------------  -------------------------
                        PROPERTY  FINANCIAL        PROPERTY  FINANCIAL
                        SERVICES  SERVICES  TOTAL  SERVICES  SERVICES  TOTAL
                        --------  --------- -----  --------  --------- -----
REVENUES
  Property management
   services              $14,001  $  -    $14,001  $ 40,566  $    -    $ 40,566
  On-site personnel,
   general and
   administrative cost
   reimbursement          30,448     -     30,448    92,194       -      92,194
  Financial services         -     6,316    6,316       -      12,911    12,911
  Financial services
   interest income           -     1,133    1,133       -       2,247     2,247
  Administrative and
   reporting fees          1,029     -      1,029     2,913       -       2,913
  Other                    2,455     -      2,455     4,812       -       4,812
                         -------  ------  -------  --------  --------  --------

    Total revenue         47,933   7,449   55,382   140,485    15,158   155,643
                         -------  ------  -------  --------  --------  --------


EXPENSES
  Salaries and benefits
    On-site employees     28,838     -     28,838    89,245       -      89,245
    Off-site employees     7,095   3,104   10,199    19,183     5,920    25,103
  Other general and
   administrative          3,987   2,090    6,077    10,288     4,172    14,460
  Costs charged to the
   Real Estate Companies   1,610     -      1,610     2,949       -       2,949
  Financial services
   operating interest        -       175      175       -         595       595
  Provision for loan
   losses                    -       247      247       -         503       503
  Amortization of purchased
    management contracts   1,114     -      1,114     3,007       -       3,007
  Amortization of acquired
   servicing rights          -     1,024    1,024       -       1,975     1,975
  Depreciation and
   amortization              529     305      834     1,010       588     1,598
                         -------  ------  -------  --------  --------  --------

     Total expenses       43,173   6,945   50,118   125,682    13,753   139,435
                         -------  ------  -------  --------  --------  --------

Operating income         $ 4,760  $  504  $ 5,264  $ 14,803  $  1,405  $ 16,208
                         =======  ======  =======  ========  ========  ========

EBITDA                   $ 6,450  $1,833  $ 8,283  $ 19,151  $  3,968  $ 23,119
                         =======  ======  =======  ========  ========  ========

PROPERTY SERVICES

     Table 1 below sets forth the percentage of Property Services' total revenue represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and nine months ended September 30, 1996 versus the same period of 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business.

                             TABLE 1 - PROPERTY SERVICES
             SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES
                           AS A PERCENTAGE OF TOTAL REVENUE

                                              THREE MONTHS     NINE MONTHS
                                                  ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                             --------------- --------------
                                              1996    1995    1996    1995
                                             ------  ------  ------  ------
REVENUES
  Property management services              29.2%   27.5%   28.9%   27.4%
  On-site personnel, general and
   administrative cost reimbursement        63.6%   68.2%   65.6%   68.0%
  Administrative and reporting fees          2.1%    2.1%    2.1%    2.2%
  Other                                      5.1%    2.2%    3.4%    2.4%
                                           -----   -----   -----   -----
    Total revenue                          100.0%  100.0%  100.0%  100.0%
                                           -----   -----   -----   -----

EXPENSES
  Salaries and benefits
    On-site employees                       60.2%   65.6%   63.5%   65.5%
    Off-site employees                      14.8%   12.3%   13.7%   12.6%
  Other general and administrative           8.3%    5.9%    7.3%    6.7%
  Costs charged to the Real Estate
   Segment                                   3.4%    2.5%    2.1%    2.7%
  Amortization of purchased management
   contracts                                 2.3%    1.8%    2.1%    1.8%
  Depreciation and amortization              1.1%    0.4%    0.7%    0.4%
  Non-recurring expense                      -       -       -       -
                                           -----   -----   -----   -----

    Total expenses                          90.1%   88.5%   89.4%   89.7%
                                           -----   -----   -----   -----

Operating Income                             9.9%   11.5%   10.6%   10.3%
                                           =====   =====   =====   =====

EBITDA                                      13.5%   13.9%   13.6%   12.7%
                                           =====   =====   =====   =====

    Property Services' expenses include salaries and benefits with respect to employees working at managed properties, that are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the segment's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows Property Services' adjusted revenue and expenses, which excludes on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of Property Services' total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and nine months ended September 30, 1996 versus the same period of 1995. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business. Such a presentation would also reflect economies in operating expenses, to the extent they exist.

                                TABLE 2 - PROPERTY SERVICES
               SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
                      ADJUSTED OPERATING EXPENSES (IN THOUSANDS)

                                            THREE MONTHS        NINE MONTHS
                                                ENDED              ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                          -----------------   -----------------
                                           1996      1995      1996      1995
                                          -------   -------   -------   -------
REVENUES
  Property management services            $14,001   $12,068   $40,566   $35,231
  Administrative and reporting fees         1,029       924     2,913     2,772
  Other                                     2,455       986     4,812     3,037
                                          -------   -------   -------   -------

    Adjusted revenue (1)                   17,485    13,978    48,291    41,040
                                          -------   -------   -------   -------
EXPENSES
  Salaries and benefits, off-site
   employees                                7,095     5,385    19,183    16,264
  Other general and administrative          3,987     2,584    10,288     8,568
  Amortization of purchased management
   contracts                                1,114       781     3,007     2,256
  Depreciation and amortization               529       172     1,010       473
  Non-recurring expense                       -         -         -          45
                                          -------   -------   -------   -------

    Adjusted operating expenses (2)        12,725     8,922    33,488    27,606
                                          -------   -------   -------   -------

Operating Income                          $ 4,760   $ 5,056   $14,803   $13,434
                                          =======   =======   =======   =======

                               TABLE 3 - PROPERTY SERVICES
                SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
               ADJUSTED OPERATING EXPENSES AS A PERCENTAGE OF ADJUSTED REVENUE


                                            THREE MONTHS        NINE MONTHS
                                                ENDED              ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                          -----------------   -----------------
                                           1996      1995      1996      1995
                                          -------   -------   -------   -------
REVENUES
  Property management services               80.1%     86.3%     84.0%    85.8%
  Administrative and reporting fees           5.9%      6.6%      6.0%     6.8%
  Other                                      14.0%      7.1%     10.0%     7.4%
                                          -------   -------   -------   ------

    Adjusted revenue (1)                    100.0%    100.0%    100.0%   100.0%
                                          -------   -------   -------   ------

EXPENSES
  Salaries and benefits, off-site
   employees                                 40.6%     38.5%     39.7%    39.6%
  Other general and administrative           22.8%     18.5%     21.3%    20.9%
  Amortization of purchased management
   contracts                                  6.4%      5.6%      6.2%     5.5%
  Depreciation and amortization               3.0%      1.2%      2.1%     1.2%
  Non-recurring expense                       -         -         -        0.1%
                                          -------   -------   -------   ------

    Adjusted operating expenses (2)          72.8%     63.8%     69.3%    67.3%
                                          -------   -------   -------   ------

Operating Income                             27.2%     36.2%     30.7%    32.7%
                                          =======   =======   =======   ======

EBITDA                                       36.9%     43.5%     39.7%    39.9%
                                          =======   =======   =======   ======

-------------------
(1) Adjusted revenue excludes On-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for On-site employees and costs charged to the Real Estate Companies.

RESULTS OF OPERATIONS - PROPERTY SERVICES - THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

     REVENUE

     Total revenue of Property Services consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees, and other revenue. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Property Services' total revenue increased $4.0 million, or 9.2%, to $47.9 million in the third quarter of 1996 from $43.9 million in the third quarter of 1995. Adjusted revenue increased $3.5 million, or 25.1%, to $17.5 million in the third quarter of 1996 from $14.0 million in third quarter of 1995. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $1.9 million, or 16.0%, during the third quarter of 1996 versus 1995. As a percentage of total revenue, property management revenue increased to 29.2% from 27.5%. As a percentage of adjusted revenue, property management revenue decreased to 80.1% from 86.3%. The increase in absolute terms and as a percentage of total revenue resulted primarily from an increase in the average number of units managed, due primarily to the acquisition of additional property management rights. The decrease as a percentage of adjusted revenue reflects the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.1 million, or 11.4%, during the third quarter of 1996 versus 1995. As a percentage of total revenue, administrative and reporting fees revenue remained the same at 2.1%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 5.9% from 6.6%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons. The decrease as percentage of adjusted revenue reflects the more than proportional increase in other revenue discussed below.

     OTHER REVENUE, which includes Buyers Access (Registered Trademark) fees, revenues from Preferred Home Health, tax credit investment fees, insurance advisory fees and other revenue, increased $1.5 million, or 149.0%, during the third quarter of 1996 versus 1995. As a percentage of total revenue, other revenue increased to 5.1% from 2.2%. As a percentage of adjusted revenue, other revenue increased to 14.0% from 7.1%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program, the acquisition of Preferred Home Health early in the third quarter of 1996, which contributed approximately $0.8 million in revenue, and an increase in the level of tax credit related fees during the third quarter of 1996 versus 1995.

     EXPENSES

     Total expenses of Property Services consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, costs charged to the Real Estate Companies, depreciation and amortization, amortization of purchased management contracts and other non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $4.4 million, or 11.2%, to $43.2 million in the third quarter of 1996 from $38.8 million in the third quarter of 1995. Total expenses as a percentage of total revenue increased to 90.1% in the third quarter of 1996 from 88.5% in the third quarter of 1995. Adjusted operating expenses increased $3.8 million, or 42.6%, to $12.7 million in the third quarter of 1996 from $8.9 million in the third quarter of 1995. Adjusted operating expenses as a percentage of adjusted revenue increased to 72.8% from 63.8%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $1.7 million, or 31.8%, in the third quarter of 1996 versus 1995. As a percentage of total revenue, salary and benefits - off-site employees increased to 14.8% from 12.3%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses increased to 40.6% from

38.5%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from additional personnel costs associated with Preferred Home Health ($0.6 million) and additional personnel costs incurred related to management of additional properties and addition of personnel to expand the Company's customer and equity services.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $1.4 million, or 54.3%, in the third quarter of 1996 versus 1995. As a percentage of total revenue, other general and administrative expenses increased to 8.3% from 5.9%. As a percentage of adjusted revenue, other general and administrative expenses increased to 22.8% from 18.5%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from higher professional fees resulting from the growth in the Company's business, increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana, and certain liability adjustments recorded in the third quarter of 1996.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.3 million, or 42.6%, in the third quarter of 1996 versus 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 2.3% from 1.8%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 6.4% from 5.6%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     DEPRECIATION AND AMORTIZATION expense increased $0.4 million, or 207.6%, in the third quarter of 1996 versus 1995. As a percentage of total revenue, depreciation and amortization expense increased to 1.1% from 0.4%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 3.0% from 1.2%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

RESULTS OF OPERATIONS - PROPERTY SERVICES - NINE MONTHS OF 1996 COMPARED WITH NINE MONTHS OF 1995

     REVENUE

     Property Services' total revenue increased $11.7 million, or 9.0%, to $140.5 million for the first nine months of 1996 from $128.8 million for the first nine months of 1995. Adjusted revenue increased $7.3 million, or 17.7%, to $48.3 million in the nine months of 1996 from $41.0 million for the nine months of 1995. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $5.3 million, or 15.1%, during the first nine months of 1996 versus 1995. As a percentage of total revenue, property management revenue increased to 28.9% from 27.4%. As a percentage of adjusted revenue, property management revenue decreased to 84.0% from 85.8%. The increase in absolute terms and as a percentage of total revenue resulted primarily from an increase in the average number of units managed, due primarily to the acquisition of additional property management rights. The decrease as a percentage of adjusted revenue reflects the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.1 million, or 5.1%, during the first nine months of 1996 versus 1995. As a percentage of total revenue, administrative and reporting fees revenue decreased to 2.1% from 2.2%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.0% from 6.8%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     OTHER REVENUE increased $1.8 million, or 58.4%, during the first nine months of 1996 versus 1995. As a percentage of total revenue, other revenue increased to 3.4% from 2.4%. As a percentage of adjusted revenue, other revenue increased to 10.0% from 7.4%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program, the acquisition of Preferred Home Health (which contributed $0.8 million) early in the third quarter of 1996, and an increase in the level of tax credit related fees during the first nine months of 1996 versus 1995.

    EXPENSES

     Total expenses increased $10.3 million, or 8.9%, to $125.7 million for the first nine months of 1996 from $115.4 million for the first nine months of 1995. Total expenses as a percentage of total revenue decreased to 89.4% for the first nine months of 1996 from 89.7% for the first nine months of 1995. Adjusted operating expenses increased $4.9 million, or 17.7%, to $32.5 million for the first nine months of 1996 from $27.6 million for the first nine months of 1995. Adjusted operating expenses as a percentage of adjusted revenue increased to 69.3% from 67.3%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $2.9 million, or 17.9%, for the first nine months of 1996 versus 1995. As a percentage of total revenue, salary and benefits - off-site employees increased to 13.7% from 12.6%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses increased to 39.7% from 39.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from additional personnel cost related to management of additional properties, addition of personnel to expand the Company's customer and equity services, and personnel costs associated with Preferred Home Health.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $1.7 million, or 20.1%, for the first nine months of 1996 versus 1995. As a percentage of total revenue, other general and administrative expenses increased to 7.3% from 6.7%. As a percentage of adjusted revenue, other general and administrative expenses increased to 21.3% from 20.9%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from a $0.8 million increase in allowance for doubtful accounts for the first nine months of 1996, increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana, and certain liability adjustments recorded in the third quarter of 1996.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.8 million, or 33.3%, for the first nine months of 1996 versus 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 2.1% from 1.8%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 6.2% from 5.5%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     DEPRECIATION AND AMORTIZATION expense increased $0.5 million, or 113.5%, for the first nine months of 1996 versus 1995. As a percentage of total revenue, depreciation and amortization expense increased to 0.7% from 0.4%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 2.1% from 1.2%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.


RESULTS OF OPERATIONS - FINANCIAL SERVICES

     As previously discussed, the Financial Services business segment represents the results of operations of NHP Financial Services which includes Washington Mortgage Financial. NHP Financial Services' primary business activities are multifamily loan servicing, multifamily loan origination and secondary marketing. NHP Financial Services does not hold the mortgages it originates or purchases long-term but resells them through various programs.

NHP Financial Services' revenue includes loan servicing fees, net gain on sale of mortgage loans, interest income, placement fee income, origination fee income and other income. The results of NHP Financial Services are included in the Company's results of operations from the date of acquisition, April 1, 1996.

     NHP Financial Services revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of interest rates. Future revenues may fluctuate as a result of changes in these factors. Therefore, Financial Services' third quarter results may not be indicative of future period results. NHP Financial Services results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income decreased $0.02 million, or 30.9% for the third quarter of 1996 verses 1995. This decrease is due primarily to a lower average cash balance in the third quarter of 1996 verses 1995. Interest income increased $0.1 million, or 50.5% for the first nine months of 1996 verses 1995. The increase is due primarily to interest earned on amounts due from the Real Estate Companies in 1996. Prior to the sale of the Real Estate Companies in August of 1995, no interest was charged on amounts due from the Real Estate Companies since they were part of NHP Incorporated.

     Interest expense decreased $0.07 million, or 5.3%, and $2.4 million, or 45.8%, for the third quarter and first nine months of 1996, respectively, compared with the same periods of 1995. The decreases are due primarily to a lower level of debt during 1996 following the application of the proceeds from the Company's IPO to repay debt in August of 1995. Going forward, interest expense is expected to increase as a result of additional borrowings related to the previously discussed acquisitions.

PROVISION FOR INCOME TAXES

     The Company recorded a $1.7 million and $5.6 million provision for income taxes in the third quarter and first nine months of 1996, respectively, versus a $20.0 million tax benefit recorded in the third quarter of 1995. The income tax benefit in 1995 resulted from the recognition of a $23.3 million net asset primarily consisting of NOLs following the sale of the Real Estate Companies on August 18, 1995, net of the year-to-date tax provision of $3.3 million. The Company files a consolidated Federal income tax return and prior to the third quarter of 1995 had recognized no provision or benefit for income taxes primarily because of net operating losses generated in prior years by the discontinued real estate operations. Prior to the sale of the Real Estate Companies, losses from discontinued operations typically caused the Company to report no taxable income, making realization of NOLs uncertain. As a result, historically, the Company had established a valuation allowance for the full amount of the NOLs. Subsequent to the sale of the Real Estate Companies, the Company reduced its valuation allowance in the third quarter of 1995, resulting in the recognition of a net deferred tax asset and a corresponding tax benefit. Since that time, the Company has recorded a tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. The reported cash flows include six months of activity related to NHP Financial Services. Cash flow related to NHP Financial Services tends to be less predictable and depends largely on the level of loan origination activity. Net cash provided by continuing operations for the first nine months of 1996 was $19.3 million compared with $7.3 million for the first nine months of 1995. On September 30, 1996, cash and cash equivalents totaled $5.2 million. The Company and its subsidiaries have various credit arrangements. On September 30, 1996, NHP Property Services had $23 million of available borrowings under its revolving $75 million credit facility with a group of banks

(the "Credit Facility"). During the third quarter of 1996, Washington Mortgage Financial renegotiated the terms of its existing warehouse line of credit (the "Warehouse Line"), which is used for the purpose of originating loans. The Warehouse Line was increased from $80 million to $150 million. As of September 30, 1996, Washington Mortgage Financial had drawn $52.9 million on the Warehouse Line. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion of Washington Mortgage Financial's lines of credit.

     During the third quarter of 1996, Washington Mortgage Financial replaced its existing separate line of credit which was used exclusively for acquisition of mortgage servicing rights. The amount of the new servicing acquisition line of credit (the "Servicing Acquisition Line") remained at $10 million. As of September 30, 1996, Washington Mortgage Financial had drawn $9.2 million on the servicing Acquisition Line.

     During the third quarter of 1996, Washington Mortgage Financial also established a new line of credit which can be utilized for servicing acquisitions or working capital advances (the "Working Capital Line") in the amount of $10 million. As of September 30, 1996, Washington Mortgage Financial had drawn $0.2 million on the Working Capital Line.

     For the first nine months of 1996, net cash used in investing activities was $52.5 million, primarily reflecting the purchase of NHP Financial Services, an investment in real estate held for sale, the purchase of long-term notes receivable related to the Goldberg Acquisition, the acquisition of property management rights, cash used to purchase and develop software related to the Company's move from mainframe technology to client-server based technology and costs of furniture and equipment for the Company's new office space in both Vienna, Virginia and Indianapolis, Indiana. Net cash used in investing activities in the first nine months of 1995 of $13.5 million primarily reflects payments for acquisition of property management rights.

     For the first nine months of 1996, net cash provided by financing activities was $32.5 million, primarily reflecting borrowings on the Credit Facility related to the acquisition of NHP Financial Services, the Goldberg Acquisition, and the investment in real estate held for sale, net of repayments on the Credit Facility. In the first nine months of 1995, net cash provided by financing activities was $7.4 million, primarily reflecting the net proceeds from the issuance of common stock, and borrowings in connection with the acquisition of additional property management rights, net of repayments of notes payable and other debt.

     The Company's future capital expenditures are expected to consist largely of funds required in connection with the expansion of the Company's business. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under its various credit facilities. The Company may also issue additional common stock, either for cash to be used in connection with, or as consideration for, acquisitions. The Company believes that it can repay its current indebtedness out of operating cash flow, alternative debt arrangements or additional equity offerings. The Company currently has no material commitments for capital expenditures.

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

     The Company has provided, and expects to continue to provide, working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled $0.07 million as of September 30, 1996, are payable on demand and incur interest at the rate equal to prime plus 1%.

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

                              PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of NHP Incorporated was held on July 24, 1996, at the Company's corporate offices in Vienna, Virginia. At the meeting, three items, as set forth in the Company's proxy statement dated June 24, 1996, were submitted to the stockholders for a vote: (1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in the Company's proxy statement dated June 24, 1996; (2) the stockholders voted to increase by 400,000 the number of shares of the Company's common stock, $.01 par value per share, available for issuance under the Company's 1995 incentive Stock Option Plan for a total of 1,200,000 shares available under such plan, and; (3) the stockholders ratified the selection of Arthur Andersen as the Company's independent public accountants for the fiscal year 1996 audit. Approximately 89% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the Annual Meeting:

                                           AGAINST OR               BROKER
                                   FOR      WITHHELD  ABSTENTIONS  NON-VOTES
                                ---------- ---------- -----------  ---------
(1)  Election of Directors
       J. Roderick Heller III   11,099,223    100          0           0
       John W. Creighton, Jr.   11,099,223    100          0           0
       Michael R. Eisenson      11,099,223    100          0           0
       Herbert S. Winokur, Jr.  11,099,223    100          0           0
       Richard S. Bodman        11,099,223    100          0           0
       Lloyd N. Cutler          11,099,023    300          0           0
       Tim R. Palmer            11,099,223    100          0           0

(2)  Amendment to the NHP Incorporated 1995
     Incentive Stock Plan       11,099,023    300          0           0

(3)  Appointment of
      Independent Accountants   11,099,323      0          0           0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          EXHIBIT NO.  DESCRIPTION
             11.0      Statement regarding computation of per share earnings.

             27.0      Financial Data Schedule.

     (b)  Reports on Form 8-K

     On July 26, 1996, the Company filed a report on Form 8-K reporting, under
Item 2, Acquisition or Disposition of Assets, the acquisition of management rights, notes receivable and the stock of Preferred Home Health, Inc. in the Goldberg Acquisition.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NHP INCORPORATED
                                   (Registrant)

November 12, 1996                  By:  /S/    ANN TORRE GRANT
                                        ----------------------
                                        Ann Torre Grant
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        and Treasurer (Authorized Officer
                                        and Principal Financial Officer)