Form 10-K405
period 1996-12-31
NHP INC
filed 1997-03-21
CIK 946358

===============================================================================
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                       For the transition period from   to
                        Commission file number 000-26572
                                NHP INCORPORATED
               (Exact name of registrant as specified in its charter)

DELAWARE                                               52-1445137
--------                                               ----------
State or Other Jurisdiction of                         I.R.S. Employer
Incorporation or Organization                          Identification No.

8065 LEESBURG PIKE, SUITE 400, VIENNA, VIRGINIA        22182-2738
-----------------------------------------------        ----------
Address of principal executive offices                 Zip Code
    Registrant's telephone number, including area code (703) 394-2400
                                                       --------------

    Securities registered pursuant to Section 12(b) of the Act:  None

TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE
                                                       ON WHICH REGISTERED
-------------------                                    ---------------------

   Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X
                             ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $131,665,608 at March 7, 1996, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

     12,652,439 shares of the registrant's common stock were outstanding at March 7, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

===============================================================================

                                    NHP INCORPORATED
                                      FORM 10-K

                                   TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I
     Item 1.     Business                                                   2
     Item 2.     Properties                                                 18
     Item 3.     Legal Proceedings                                          18
     Item 4.     Submission of Matters to a Vote of Security Holders        19

PART II
     Item 5.     Market for the Company's Common Equity and Related
                 Shareholder Matters                                        19
     Item 6.     Selected Financial Data                                    19
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        21
     Item 8.     Financial Statements and Supplementary Data Index
                 to Financial Statements                                    40
     Item 9.     Change in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        73

PART III
     Item 10.     Directors and Executive Officers of the Registrant        76
     Item 11.     Executive Compensation                                    78
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                82
     Item 13.     Certain Relationships and Related Transactions            84

PART IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               87

SIGNATURES                                                                  88

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations and regarding the effect of acquisitions. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including the outcome of the merger proposal discussed below, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company, and the availability of acquisition opportunities. Additional factors that could affect results are set forth in Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations, and the Company's registration statement on Form S-1, filed June 5, 1995, as amended.


                                    PART I

ITEM 1.     BUSINESS

POTENTIAL CHANGE IN CONTROL AND MERGER PROPOSAL

     On February 20, 1997, NHP Incorporated (the "Company") announced that Apartment Investment and Management Company ("AIMCO"), a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE), has entered into a letter agreement to acquire all the shares of the Company's common stock owned by Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn") for a price of $20 per share in AIMCO stock, plus retention by Demeter and Capricorn of their respective interests in NHP Financial Services (see discussion below), through a spin-off on a pro-rata basis to all current Company shareholders. Demeter and Capricorn own in the aggregate approximately 54.9% of the Company's outstanding shares. The AIMCO-Demeter agreement provides for a further payment of $3.05 per share by AIMCO to Demeter and Capricorn if the spin-off of NHP Financial Services does not occur. There can be no assurance that an active market for shares of NHP Financial Services will exist after the spin-off, or if shares of NHP Financial Services trade, the price at which they will trade. Demeter will receive cash for certain of its shares because AIMCO's charter provides that no single shareholder of AIMCO can own more than 8.7% of its outstanding shares. The acquisition by AIMCO of Demeter and Capricorn's stock is subject to certain conditions, including execution of a definitive agreement and certain governmental approvals, and is expected to close on or about April 1, 1997.

     The Company also announced that it received a merger proposal from AIMCO, pursuant to which AIMCO would acquire the balance of the outstanding shares of the Company in exchange for shares of AIMCO stock. The conversion ratio for the stock-for-stock transaction would be 0.7476 shares of AIMCO stock for each share of Company stock, assuming a spin-off of NHP Financial Services to the Company's existing shareholders prior to a merger being effected. It is anticipated that shares received in the merger would be taxable to the Company's shareholders. Closing of AIMCO's purchase of the Demeter and Capricorn shares is not conditioned on the acceptance by the Company of AIMCO's merger proposal. As of March 17, 1997, the closing price of AIMCO stock on the New York Stock Exchange was $29.375, indicating a value on that date of $21.96 for each share of the Company's stock, excluding NHP Financial Services.

     AIMCO also has agreed to acquire certain multifamily real estate interests of the Real Estate Companies (as defined in "Overview" below). Closing of this proposed acquisition may be subject to the Company's right of first refusal pursuant to intercompany agreements between the Company and the Real Estate Companies, but is independent of AIMCO's purchase of the Demeter and Capricorn shares and the success of AIMCO's merger proposal.

     On February 21, 1997, the Company announced it had received a letter from Insignia Financial Group, Inc. ("Insignia"), stating that Insignia wishes to make an offer to purchase 100% of the outstanding stock of the Company in a tax-free transaction at a price higher than the offer by AIMCO. On February 27, 1997, the Company announced it had received a second letter from Insignia stating that it is prepared, subject to due diligence and other conditions, to offer $24 per share --50% cash and 50% in Insignia Class A Common Stock-- for all the outstanding stock of the Company, assuming no spin-off of NHP Financial Services, and including the stock held by Demeter and Capricorn. There can be no assurance that this transaction, if it were to occur, would be tax-free.

     The Company's Board of Directors has formed a special committee of three independent directors to consider the AIMCO merger proposal, and the committee has engaged an investment banking firm to assist in its evaluation. The special committee will also evaluate the terms, feasibility and likelihood of closing of any offers which the Company may receive, in light of the best interests of the stockholders other than Demeter and Capricorn. It is uncertain in what ways the purchase by AIMCO of the Company's stock owned by Demeter and Capricorn will impact the operations of the Company. The special committee of the Board of Directors has not yet completed its evaluation of the merger proposal by AIMCO and it is unknown whether the AIMCO merger or the spin-off of NHP Financial Services will occur. Therefore, no effect has been given to these events in the Company's Consolidated Financial Statements and any potential impact which could result from the occurrence of these events is not included in the following discussion of the Company's business or the discussions of the Company's results of operations and financial position.

OVERVIEW

     The Company provides a broad array of real estate services nationwide including property management, asset management, and mortgage banking and servicing through Washington Mortgage Financial Group, Ltd., as well as a group of related services including equity investments, purchasing, risk management and home health care.

     The NHP group of companies was formed in 1970 with the organization of the National Corporation for Housing Partnerships ("NCHP") and The National Housing Partnership (the "Partnership"). Both NCHP and the Partnership were organized as private, for-profit entities pursuant to Title IX of the Housing and Urban Development Act of 1968 and charged by Congress to promote private investment in the production of low and moderate income housing. During their first 15 years of operation, NCHP and the Partnership developed and syndicated a portfolio of over 300 affordable housing projects, raising over $700 million in equity from private investors.

     In connection with their development and ownership of low and moderate income housing, NCHP and the Partnership developed systems for providing property management and related services to such properties. Beginning in the early 1980s, NCHP and the Partnership capitalized on the experience gained in the affordable housing market by expanding into the development of, investment in and provision of services to conventional multifamily properties. The Company was incorporated in Delaware in 1986 as a holding corporation for NCHP, the Partnership and other subsidiaries, in part to provide greater flexibility to invest in and provide services to conventional properties. The Company has subsequently ceased its development activities.

     On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of its common stock raising net proceeds of approximately $52.0 million. Prior to that date the Company had been owned solely by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter and Capricorn, and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies have been presented as discontinued operations in the accompanying financial statements in conformity with generally accepted accounting principles.

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services, Ltd., is the owner of Washington Mortgage Financial Group, Ltd. ("Washington

Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers (collectively, "NHP Financial Services"). Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey. Operating results of NHP Financial Services are included with those of the Company from the closing date.

     As a result of the acquisition of NHP Financial Services, the Company is now reporting on two business segments, Property Services and Financial Services. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing through NHP Financial Services. For finanical information and further discussion of the business segments see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 21 through 39 and incorporated herein by reference. As discussed below, in 1996 the Company completed the PRC, Goldberg, Great Atlantic and Southport acquisitions related to its Property Services business and completed the ACR and Proctor acquisitions related to its Financial Services business.

     The Company's business strategy is to continue to expand both its Property Services and Financial Services businesses. The Company seeks to expand its Property Services business through the purchase of additional long-term management rights either in conjunction with the acquisition of additional properties by the Real Estate Companies, or from non-affiliated third parties, seeking additional third-party management business, expansion of its other existing real estate related services through strategic acquisitions and organic growth, and the development of new services. The Company seeks to expand its Financial Services business through strategic acquisitions of both commercial and multifamily mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance its product line, acquisition of additional mortgage servicing rights and the internal development of Washington Mortgage Financial's mortgage banking group.

PROPERTY SERVICES

     PROPERTY SERVICES - OVERVIEW

     According to 1995 year-end data published by the National Multi Housing Council and April 1994 data published by the United States Department of Housing and Urban Development ("HUD") (the most recent data available), the Company is the nation's second largest property manager of multifamily properties and the largest manager of affordable properties based on the number of units managed. As of December 31, 1996, the Company managed a total portfolio of 717 properties (comprising 133,044 units) in 38 states, the District of Columbia and Puerto Rico.

     Although the Company does not generally own interests in the properties it manages, it has a stable source of property management revenue from properties for which selection of the management agent is controlled by affiliates of the Company ("Affiliated Properties") or, through various arrangements, is controlled by the Company. Pursuant to certain agreements (the "Intercompany Agreements") with the Real Estate Companies, the Company will be selected as the management agent for the properties owned by the Real Estate Companies for a period of at least twenty-five years, subject to certain conditions (see "Intercompany Agreements with the Real Estate Companies"). As of December 31, 1996, affiliated properties constituted 114,473 units (86.0% of all units) in 616 properties, and unaffiliated properties constituted 18,571 units (14.0% of all units) in 101 properties. The Company's management portfolio includes 457 affordable properties and 260 conventional properties containing 58,504 affordable units and 74,540 conventional units.

     The Company provides property management services primarily to larger residential properties where it can realize greater economies of scale. During 1996, the average number of units per property in the Company's portfolio of conventional and affordable properties was approximately 287 and 128 units, respectively. The properties served by the Company are diverse in nature, including low-rise, garden style apartments in suburban communities and high-rise towers in urban and suburban communities, and have low, middle and high income residents. The properties served by the Company are located in urban, suburban and rural areas throughout various regions of the United States other than the Northwest region. This reduces the impact of local economic cycles on the overall operations of the Company.

     The Company has increased the portfolio of properties to which it provides property management services by 32,318 units on a net basis, or 31.9% between 1993 and 1995 before declining slightly in 1996. Since January 1994, management contracts covering approximately 2,900 affordable units and 11,150 conventional units have been terminated. These management contracts were lost primarily due to a sale of the properties, and in most cases, the loss was anticipated at the time of the acquisition of the contracts. Of the management contracts terminated in 1996, approximately 2,800 units related to the approximately 11,150 unit MLG portfolios. The MLG portfolios consist of properties which the Company managed after being selected, in 1994 and 1995, as either the court-appointed receiver or as property manager for a court appointed third-party receiver. Once these properties emerge from receivership, it is likely that they will be sold and there is no assurance that the Real Estate Companies will be the purchaser of these properties or that these properties will continue to be managed by the Company on a long-term basis. The Company has provided a full range of services and expertise to owners and managers of multifamily residential real estate for over 20 years.

     PROPERTY SERVICES - PROPERTIES SERVED

     The following table sets forth certain information regarding the portfolio of properties managed by the Company as of the dates shown.

                                               PROPERTIES MANAGED
                                               AS OF DECEMBER 31,
                                -------------------------------------------
                                1996      1995      1994      1993     1992
                                ----      ----      ----      ----     ----
Affordable Properties
   Affiliated owners             406       419       406       399      338
   Unaffiliated owners            51        29        28        16       15
                                ----      ----      ----      ----     ----
    Total                        457       448       434       415      353
                                ----      ----      ----      ----     ----
Conventional Properties
  Affiliated owners              210       200       152       145       46
  Unaffiliated owners             50        63        28        12        6
                                ----      ----      ----      ----     ----
   Total                         260       263       180       157       52
                                ----      ----      ----      ----     ----
Total                            717       711       614       572      405
                                ====      ====      ====      ====     ====
Percent Affiliated              85.9%     87.1%     90.9%     95.1%    94.8%

                                                 UNITS MANAGED
                                               AS OF DECEMBER 31,
                                 -------------------------------------------
                                 1996      1995      1994      1993     1992
                                 ----      ----      ----      ----     ----
Affordable Units
  Affiliated owners              50,550    51,998    49,815    49,436   43,173
  Unaffiliated owners             7,954     5,202     4,714     1,582    1,586
   Total                         58,504    57,200    54,529    51,018   44,759
Conventional Units
  Affiliated owners              63,923    61,921    50,002    46,631   18,609
  Unaffiliated owners            10,617    14,546     6,975     3,700    1,710
   Total                         74,540    76,467    56,977    50,331   20,319
Total                           133,044   133,667   111,506   101,349   65,078
Percent Affiliated                 86.0%     85.2%     89.5%     94.8%    94.9%

     PROPERTY SERVICES - PROPERTY MANAGEMENT SERVICES

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

     High volume services that do not require individual attention are centralized because standardization in these areas is essential to achieving high quality and control at low cost. Centralized services include human resources, payroll processing, accounting and reporting, cash management and computer systems support. These services are provided from the Company's operational headquarters in Vienna, Virginia and Indianapolis, Indiana.

     CONTRACTS AND COMPENSATION

     Property management services are provided by the Company pursuant to contracts with the individual entity owning each property. Pursuant to the Intercompany Agreements, the Real Estate Companies are required to cause the Company to be appointed as the management agent for properties it controls throughout the twenty-five year term of the Intercompany Agreements and any extensions thereof, subject to certain exceptions. See "Intercompany Agreements with the Real Estate Companies." Although contracts with properties that receive HUD or state assistance are terminable for cause at the direction of those agencies, the Company has been successful in retaining its management contracts for long periods, generally 15 years or more. Contracts with those Affiliated Properties that are controlled by Oxford Holding Corporation and its affiliates are generally for a period of one year, but, pursuant to voting rights held by the Company and the Real Estate Companies, those contracts cannot be terminated without the Company's consent other than for cause or upon sale. Contracts related to the Hall portfolio of 32 properties are for an initial term of
5.75 years. In the event the properties are refinanced, the Real Estate Companies will retain control over the selection of the management agent. Contracts for unaffiliated properties are for varying terms, generally one year.

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

     PROPERTY SERVICES - ACQUISITION PROGRAM

     From January 1, 1992 through December 31, 1996, the Company increased the number of units to which it provides services by approximately 104%. As previously stated, there was a slight decline in 1996. The Company achieved this growth primarily as a result of additional management rights secured through the acquisition of additional properties by the Real Estate Companies. The following table sets forth information regarding significant acquisitions of property management rights made by the Company from January 1, 1992 through December 31, 1996. Additional information regarding individual acquisitions occurring since January 1, 1996, is set forth below the table.

                                                      NUMBER OF UNITS
                                       ----------------------------------------
     YEAR       PORTFOLIO OF           AFFILIATED(1)     UNAFFILIATED    TOTAL
                ACQUIRED/DESCRIPTION
     ----       --------------------   -------------     ------------    ------
     1996       PRC                       2,426              -            2,426
     1996       Goldberg                    485              -              485
     1996       Great Atlantic            2,905              -            2,905
     1996       Southport                   283              -              283
     1995       Several portfolios       15,677            7,074         22,751
     1994       Several portfolios        3,887            6,331         10,218
     1993       Oxford                   37,695            1,611         39,306
     1992       RTC I and II              4,542              -            4,542

------------------
(1) Includes units owned by entities that became affiliated as a result of the acquisition transaction.

     PRC ACQUISITION

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The Company purchased a 15% interest in NHP/PRC Management Company, LLC ("NHPPRC"), a limited liability property management company, from PRC. NHPPRC is the management agent for a portfolio of 19 HUD subsidized properties containing 2,426 apartments in New York City and will subcontract the management of these properties to the Company. This portion of the transaction will be accounted for under the cost method of accounting.

     The Company and PRC also formed Aptek Management Co. LLC, which will provide property management services for third party-owned condominiums, cooperatives, public housing, university and hospital housing in the New York metropolitan region. In addition, the Company and PRC formed Aptek Maintenance Services, LLC, which will provide maintenance services for Company-managed properties and third-party-owned properties where competitive, initially in New York. Both Aptek Management Co. LLC and Aptek Maintenance Services, LLC are owned equally by PRC and the Company but PRC will control and oversee their operations. These two joint ventures will be accounted for under the equity method of accounting.

     The PRC Acquisition closed in escrow in late 1996 and, therefore, the units are included above. The PRC Acquisition did not receive HUD 2530 approval until January 1997, and, therefore, for financial accounting purposes the transaction will be considered a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million, including a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. As part of the transaction, PRC has the right to require the Company to purchase the remaining 85% interest of NHPPRC for $3.8 million at any time, upon 30 days notice, through January 2002. In conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note. The note has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

     GOLDBERG ACQUISITION

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. In addition, the Real Estate Companies, acquired certain other notes receivable from one of the properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties. The Company and the Real Estate Companies acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. Preferred Home Health, Inc. is a provider of home health care services to residents of multifamily rental retirement communities.

     GREAT ATLANTIC

     On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million, in the form of approximately $71.2 million in third-party nonrecourse debt and $15.6 million in cash. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company continues to have discussions with third party investors but there can be no assurance that these discussions will result in the sale of the Company's investment.

     SOUTHPORT ACQUISITION

     In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing 2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and began managing the remaining two properties containing 283 units in early 1996. The Company acquired the right to manage all 14 of the Southport properties from the Real Estate Companies for $4.0 million. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

     1997 AND POTENTIAL ACQUISITIONS

     BROAD STREET ACQUISITION. In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company, for approximately $1.8 million. Broad Street, as a wholly owned subsidiary, will continue to manage a portfolio of 17 apartment communities aggregating 1,942 units located in Columbus, Ohio, Louisville, Kentucky and Augusta, Georgia. The acquisition will be accounted for under the purchase method of accounting.

     The Company will continue to pursue the purchase of additional long-term management rights either in conjunction with the acquisition of additional properties by the Real Estate Companies, or from non-affiliated third parties. In acquisitions made in conjunction with the Real Estate Companies, the Company generally expects the Real Estate Companies to acquire and hold interests in real property and cause the Company to be selected as manager pursuant to the Intercompany Agreements. The Company will also seek to find joint venture parties to hold the real property interests where the Real Estate Companies choose not to acquire the interests. If the Real Estate Companies are unwilling or unable to acquire real property interests in such transactions and the Company cannot immediately locate another party to acquire such interests, the Company may purchase such interests and hold them, but only until such time as it can locate another party to acquire the interests on acceptable terms.

     PROPERTY SERVICES - OTHER SERVICES

     In addition to traditional property management services, the Company provides additional services to properties it manages, other properties and property residents. These services include asset management, administrative and reporting services, group purchasing services, risk management and insurance administration, management consulting services, real estate investment banking services and home healthcare services. The Company is also pursuing the development of additional types of services.

     ADMINISTRATIVE AND REPORTING SERVICES

     The Company receives administrative and reporting fees ("A&R Fees") for providing reports, financial statements and tax information to approximately 10,850 investors in the 420 syndicated partnerships for which the Real Estate Companies have been managing general partner. A&R Fees are payable pursuant to agreements entered into with investors at the time of syndication of interests in the partnerships. These agreements generally provide for the payment of A&R Fees annually from the investors' share of cash flow of the partnership, subject to federal and state regulatory restrictions on distribution of cash flow from affordable properties, after the repayment of any loans (including general partner loans) and related interest, funding any reserves as determined by the general partner and, generally, after a fixed percentage of the distributable cash is first paid to investors. To the extent a partnership has insufficient distributable cash to pay the required A&R Fees, the A&R Fees accumulate without interest and can be paid out of future annual distributable cash or out of sale or refinancing proceeds. The Company expects administrative and reporting fees to decline in the future because these fees are not received with respect to newly-acquired management contracts and as properties which have A&R Fees are lost due to sale or other reasons.

     BUYERS ACCESS (REGISTERED TRADEMARK) PROGRAM

     The Company contracts for the purchase of many supplies required for operating properties on a centralized basis, and thus is able to take advantage of bulk discounts. In 1986, the Company developed the Buyers Access (Registered Trademark) program to offer its expertise and the advantages of group purchasing to third parties. The program has grown over the past several years, from 1,511 properties representing 238,308 units as of December 31, 1991 to 3,474 properties representing 601,630 units as of December 31, 1996. Only 20% of these properties (22% of units) are owned by affiliates of the Company. Based on the combined purchasing power of its members, the program is able to negotiate contracts with vendors providing for savings on products frequently purchased by apartment managers, such as appliances, carpets, paints and other maintenance supplies. The Company charges members in the Buyers Access (Registered Trademark) program an annual membership fee on a per-unit basis, with a minimum charge per property. In 1996, over $85 million of products were purchased through the program. The Company does not itself purchase any of the products ordered through the program and does not bear any warranty exposure or credit risk. The Company may also serve as a purchasing agent for its member units, providing catalogs of products offered, establishing credit accounts with vendors and preparing monthly management reports and computerized cost comparison analyses. The Company had contracts with 29 principal vendors as of December 31, 1996.

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

     As of December 31, 1996, the Company provided insurance administration and risk management services to 88,325 units, including 4,206 units in unaffiliated properties. The master policies (representing a total insurable value of approximately $3.9 billion) have made insurance coverage possible for some otherwise difficult to insure properties and led to considerable savings on an aggregate basis in premium costs, while providing dependable and high-quality coverage. The Company's fees (based on total insurable value) for its risk management and insurance administration services (which, in the case of affordable properties, are approved by HUD and disclosed in each property's annual audit) are included in each property's premium and are paid to the Company.

     TAX CREDIT INVESTMENT SERVICES

     Since 1993, the Company has provided origination, underwriting and asset management services to institutional investors in connection with their equity investments in Low Income Housing Tax Credit ("LIHTC") qualified properties. The Company has entered into services agreements with the investment subsidiary of a financial institution, an insurance company and a corporate equity fund regarding their participation in LIHTC investments. Through the end of 1996, the Company has entered into asset management agreements covering 39 investments comprising 4,680 units with annual fees of approximately $0.7 million. The Company is working on an expansion of the services provided to the LIHTC industry. This expansion includes consulting services on the acquisition and rehabilitation of qualified properties, privatization of public housing agency owned properties using the LIHTC program and asset management services with regard to tax exempt bond financed affordable properties, but there can be no assurance that such expansion will occur.

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

     On February 29, 1996, the Company entered into a three-year contract with CRI, Inc., a Rockville, Maryland-based real estate investment firm, to provide asset management, refinancing and disposition services for 286 affordable multifamily communities containing over 35,000 apartment units, which are owned by 129 of CRI's public and private real estate partnerships. These fees are included in "Property management services" on the Company's Consolidated Statements of Operations. The Company will seek to provide asset management services to additional unaffiliated entities on a fee basis, but there can be no assurance such third-party business will develop further.

     HOME HEALTH CARE SERVICES

     In July, 1996, as part of the Goldberg Acquisition previously discussed, the Company acquired Preferred Home Health, Inc. ("Preferred Home Health"). Preferred Home Health provides a wide range of home health care services to its clients, including skilled nursing (e.g. administration of medication, dressing changing, provision of treatments, etc.), assistance with activities of daily living such as bathing, grooming, meals and ambulation, and general help with housekeeping and routine daily chores. Preferred Home Health also offers psychiatric and physical therapy services. The services are offered on a sliding fee scale depending on the level of care and number of hours required. Preferred Home Health provides services to clients through a subcontracting agreement with First Choice, a Medicare certified provider.

     Most of Preferred Home Health's clients are residents of two multifamily residential retirement communities in Florida. The Company is seeking to expand its site-based home health care concept to other affiliated multifamily retirement communities and to unaffiliated properties, but there can be no assurance such an expansion will develop.

     PROPERTY MANAGEMENT CONSULTING SERVICES

     The Company provides management consulting services to approximately 43 third-party managers of approximately 101 properties owned by the Real Estate Companies, who manage an aggregate of 12,271 units. The Company generally assists the third-party managers in dealing with HUD and/or state regulatory agencies and monitoring the properties' day-to-day compliance with comprehensive HUD and state regulations, in preparing property budgets, in preparing or reviewing financial and occupancy reports and resident income certifications and in major repair and replacement planning and implementation. Fees for these management consulting services are paid by the third-party manager, not by the property owner. Fees are generally calculated as a percentage of the third-party managers' management fee and are received during the term of the third-party managers' contract. These fees are included in "Property management services" on the Company's Consolidated Statements of Operations.

     NEW SERVICES

     In addition to multifamily residential mortgage banking services, the Company is exploring other services for owners, properties and their residents that are consistent with the Company's nationwide scope of operations. These other services may include, for example, the delivery of cable television and long-distance telephone services. The Company believes that its role as property manager will facilitate marketing and delivery of such services to residents and owners of properties. However, the Company has not yet developed any other services, and there can be no assurance that such services will in fact be developed.


     PROPERTY SERVICES - INTERCOMPANY AGREEMENTS WITH THE REAL ESTATE COMPANIES

     In connection with the sale of the Real Estate Companies on August 18, 1995, the Company and the Real Estate Companies entered into the Intercompany Agreements, which govern their relationship on a going-forward basis. Significant aspects of the Intercompany Agreements include provisions whereby
(i) the Company will be selected to provide property management and related services for properties in which the Real Estate Companies have a controlling interest, subject to certain conditions, for an initial period of 25 years; (ii) upon the disposal by the Real Estate Companies of properties or interests in properties which the Company managed on August 18, 1995, the Real Estate Companies will make a payment of up to 200%, subject to certain conditions, of the annual fees the Company receives with respect to the property; (iii) the Company will provide to the Real Estate Companies, at cost, certain administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investment in multifamily properties, terminable on 30-days' notice by either party; (iv) the Real Estate Companies and their equity holders have granted the Company a right of first refusal with respect to any transactions resulting in a change of control of the Real Estate Companies, as defined; (v) the Real Estate Companies have indemnified the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management) of properties prior to, on and after August 18, 1995; (vi) the Real Estate Companies will limit the Company's liability, by an agreed-upon formula, for taxes arising from the sale of the Real Estate Companies. The Intercompany Agreements may only be amended with the approval of the Real Estate Companies and the Company. A majority of the members of the Board of Directors of the Company having no interest in the Real Estate Companies must approve such amendments if they involve a conflict of interest with directors having an interest in the Real Estate Companies. In addition, the Board of Directors has created a Conflicts Committee, consisting of directors who have no direct or indirect financial interest in and are not affiliated with entities having an interest in the Real Estate Companies, which monitors dealings between the Company and the Real Estate Companies which may present a conflict of interest.

     PROPERTY SERVICES - REGULATION OF AFFORDABLE HOUSING

     Approximately 64% of the properties and 44% of the units managed by the Company as of December 31, 1996 are affordable properties and units, respectively. Assistance programs have the effect of insulating these properties from many of the competitive pressures of the marketplace (helping to keep occupancy levels high and management fees steady) and encouraging long-term ownership of the properties. At the same time, these programs impose extensive regulatory requirements that govern, to a large extent, the operation of the underlying properties. A summary of some of the ways in which these regulations affect the Company follows.

     GOVERNMENTAL ASSISTANCE PROGRAMS

     Many Affiliated Properties benefit from mortgage insurance, favorable financing terms, or rental assistance payments to the owner. As a condition to the receipt of assistance provided by HUD and/or state agencies ("Agencies"). These programs typically require regulatory agreements under which the property owner agrees to rent units to residents whose incomes do not exceed certain limits, to limit the rent that can be charged to such residents, to limit the uses of the property's operating cash and generally to own and operate the property in accordance with Agency standards. As property management agent, the Company has primary responsibility for compliance with these various requirements. In addition, as a condition of participation in its various assistance programs, the Agencies have approval rights over both the identity of the management agent and the fees charged and operating costs incurred by the management agent. In certain instances, the Agencies have the authority to cancel an existing management contract.

     While the governmental assistance programs generally create a stable operating environment, there can be no assurance that the operation of the properties within the regulatory context will be without risk. As a condition to receiving assistance for a property, rents on that property must be limited to an amount approved by the Agency. Many of the affordable Affiliated Properties require timely and adequate annual rent increases to ensure that property revenues will continue to be sufficient to offset increases in operating expenses the property may experience. The method of calculating rent increases may not be sufficiently responsive to the needs of a property, or rent increases may not be granted at the levels requested. As a result, the property may experience a revenue shortfall or a reduction in its surplus cash.

     Under Section 8 of the United States Housing Act of 1937 ("Section 8"), HUD provides rental assistance payments to owners who agree to make rental units available to tenants whose incomes do not exceed specified guidelines. Section 8 assistance can either be project-based (i.e., the assistance is attached to the property) or be in the form of Section 8 certificates or vouchers that are awarded to (and are portable by) specific individual tenants.

     Under the project-based Section 8 program, HUD provides long-term rental assistance payments to owners pursuant to a Housing Assistance Payments Contract ("HAP Contract"). The HAP Contract can cover all or only a portion of a property's units, and the HAP Contract is awarded to the property and is not dependent upon either the operation of the property by any particular owner or the occupancy of the covered units by any particular tenant. Instead, the HAP Contract remains in place so long as the property is operated as required and so long as the tenants in occupancy fall within the applicable income guidelines. HAP Contracts have terms of one to 40 years. In many cases, the property's HAP Contract is for a period shorter than the term of the property's mortgage loan.

     POTENTIAL RESTRUCTURING OF SECTION 8

     For the past several years, various proposals have been advanced by HUD, Congress and others proposing the restructuring of Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

     Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

     2530 PREVIOUS PARTICIPATION REVIEW

     Under its regulations, HUD reserves the right to approve the owner and the management agent of HUD-assisted projects, as well as their "principals" (e.g., general partners, limited partners with more than a 25% interest, shareholders with more than a 10% share, officers and directors) in connection with the acquisition of a property or the award of a management contract, respectively. This approval process is commonly referred to as "2530 Clearance."
2530 Clearance also is technically required, but is typically given automatically, in connection with applications for additional HUD loans or assistance. 2530 Clearance is not required for annual rent increases, rent subsidy contract renewals or withdrawals from property reserves. Under the 2530 Clearance process, the prospective owner, the management agent, and their principals must disclose on HUD Form 2530 (the "2530 Form") their performance history for the previous 10-year period in all projects receiving any form of assistance from HUD, the Farmers Home Administration or state housing finance agencies. Any future holder of over 10% of the common stock of the Company will be listed on the Company's 2530 Form and subject to review in the 2530 Clearance process.

     The Company believes that it enjoys a good working relationship with HUD and that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as the Company's and large ownership portfolios such as the Real Estate Companies' with discretion and flexibility. Although 2530 Clearance is applicable only to the specific action for which approval is sought, the denial of 2530 Clearance could have a serious effect on the ability of the Company to expand its management, and the Real Estate Companies to expand their ownership, of HUD-assisted properties until such time as 2530 Clearance was reinstated. The Company received 2530 approval in January 1997 in connection with both the PRC and Broad Street Acquisitions.

     TRANSFERS OF PHYSICAL ASSETS ("TPA")

     Owners of HUD-assisted properties may not convey such property or convey a 25% or greater partnership interest in the entity owning such property, or any percentage general partner interest, without the prior approval of HUD under its Transfer of Physical Assets ("TPA") process. As part of a TPA review the prospective purchaser must also receive 2530 Clearance.

     The TPA process allows HUD to review all aspects of the proposed transfer, including the identity of transferees, the physical and financial soundness of the project and the proposed management agent, and to require prospective owners to correct deficiencies as a condition of approval. If the Real Estate Companies were unable to obtain TPA approval with respect to an acquisition of affordable properties, the Company's growth strategy might be adversely affected.


     PROPERTY SERVICES - DEPENDENCE ON THE REAL ESTATE COMPANIES FOR PROPERTY MANAGEMENT REVENUES

     The Company is, and will continue to be, substantially dependent on revenue from the provision of services to properties controlled by the Real Estate Companies. Approximately 67% of the Company's property management revenue for the year ended December 31, 1996 was derived from fees for services to properties controlled by the Real Estate Companies and, therefore, has a significant, relatively stable source of revenue. The Real Estate Companies' obligations under the Intercompany Agreements are subject to their fiduciary duties as general partner of the partnerships that own the properties. The obligation of the Real Estate Companies to cause the selection and to retain the Company is also subject to certain conditions provided for in the Intercompany Agreements (see "Intercompany Agreements with the Real Estate Companies"), and there can therefore be no assurance that contracts to provide services to the properties controlled by the Real Estate Companies will be granted or, if granted, will not be terminated. There can also be no assurance that penalty payments will adequately compensate the Company for the loss of related revenues. The Company is, in any event, substantially dependent on the Real Estate Companies' desire and ability to retain ownership and control of their portfolios of properties. Moreover, the Company's strategy for expanding the number of properties under management through transactions involving the purchase of interests in real estate may be dependent in part on the desire and the ability of the Real Estate Companies to acquire additional properties or general partner interests. There can be no assurance that the Real Estate Companies will have sufficient resources available to acquire additional properties or general partner interests.

     The Company's continuing revenue from the provision of services to properties controlled by the Real Estate Companies is dependent upon, among other things, the financial stability of the Real Estate Companies and their affiliates and their desire and ability to retain control of the selection of the property manager for such properties. If the Real Estate Companies were unable to satisfy their obligations out of funds generated by current operations and sales or refinancings of properties in the ordinary course of business, they might be required to dispose of additional assets, including interests in properties managed by the Company. If this were to happen, the Company could lose revenues from such properties. There can be no assurance that the Real Estate Companies will be able to meet their financial obligations.

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


     PROPERTY SERVICES - COMPETITION

     The property management industry is highly competitive and fragmented and no single organization controls or manages more than a small percentage of the residential or commercial properties in the United States. Increasing competition in recent years has resulted in decreased property management fees and margins in the conventional segment of the market. The Company's competitors include firms with greater financial resources than the Company. The Company also competes with a large number of regional and local organizations which manage a relatively small number of properties.

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

FINANCIAL SERVICES

     FINANCIAL SERVICES - OVERVIEW

     The Company, through its wholly owned subsidiary, NHP Financial Services, performs a wide range of commercial mortgage banking services, primarily related to multifamily and other commercial loan origination, secondary marketing and loan servicing. As previously discussed, NHP Financial Services is the owner of Washington Mortgage Financial. For 1996, $2.5 million, or 10.9%, of the Company's operating income was attributable to Financial Services' mortgage banking business.

     The Company believes that the real estate mortgage banking business offers significant growth opportunities. These opportunities arise from the refinancing of commercial real estate mortgages in addition to mortgage financing of new construction. Originations of loans for new construction projects are cyclical and are influenced by various factors, including interest rates, general economic conditions and demand patterns in individual real estate markets.

     The commercial mortgage banking industry is fragmented, composed primarily of small local or regional firms. The Company anticipates that technological changes, desires to consolidate servicing relationships and the trend towards securitized commercial real estate mortgage pools will likely push the commercial mortgage banking industry toward greater consolidation. The Company believes that well-capitalized, full-service mortgage banking firms offering a variety of mortgage banking and loan management services nationwide will emerge from this consolidation. The Company's objective is to improve its position as a major nationwide full-service mortgage banker to the commercial real estate industry. The Company will seek to achieve this goal through the internal development of its mortgage banking group and through strategic acquisitions of mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance its product line. During 1996, Washington Mortgage Financial's acquisitions of American Capital Resources, Inc. and Proctor & Associates, both discussed below, enhanced its commercial and multifamily loan origination capabilities.


     FINANCIAL SERVICES - COMMERCIAL MORTGAGE BANKING BUSINESS

     Washington Mortgage Financial provides a wide range of real estate capital market services to owners and developers of commercial real estate properties. The typical consumers of commercial real estate mortgage banking services are both real estate developers and owners (as borrowers) and investors (as funding sources). Borrowers rely on commercial mortgage bankers to find competitive investors, and these investors, which do not generally have origination staffs, rely on mortgage bankers to source potential borrowers. Investors generally include the Federal National Mortgage Association ("Fannie Mae"), the Federal Housing Administration ("FHA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), banks, mortgage-backed security conduits and insurance companies. In originating loans, Washington Mortgage Financial works closely with both the borrower and potential investors from the time a loan prospect is first contacted, through the application, proposal, documentation and funding. Washington Mortgage Financial usually acts as the servicer of the loan for the investors. Throughout these processes, Washington Mortgage Financial typically performs extensive due diligence and market analysis.

     Washington Mortgage Financial extends conventional multifamily financing to owners of rental properties and co-ops for acquisition, refinancing and rehabilitation. It also offers affordable housing loan products, provides long-term financing for healthcare and senior housing facilities, and arranges commercial financing for retail, industrial and office properties. Washington Mortgage Financial originated approximately $962 million in commercial real estate mortgages in 1996, subsequent to the date of acquisition.

     Washington Mortgage Financial originates multifamily loans under a variety of investor programs. Washington Mortgage Financial is a Fannie Mae Delegated Underwriting and Servicing lender and a Freddie Mac Program Plus lender. Washington Mortgage Financial pioneered the Common Sense loan program, America's first successful commercial whole loan conduit. As part of its activity in the growing securitization industry, Washington Mortgage Financial maintains strategic alliances with NationsBank Capital Markets, Inc. and Lehman Brothers, Inc.

     Washington Mortgage Financial, through WMF/Huntoon Paige, is also a major FHA and Government National Mortgage Association ("Ginnie Mae") issuer and S&P ranked mortgage-backed securities servicer, providing loans for acquisition, refinancing, rehabilitation and new construction. It completed the acquisition of a portion of the loan production pipeline, as well as certain other assets from American Capital Resource, Inc. ("ACR") in May 1996 for approximately $2.2 million and is now, according to 1996 data published by HUD, the largest FHA-insured multifamily loan originator in the nation. In 1995, ACR originated $183 million in commercial mortgage loans. In addition, during 1996, WMF/Huntoon Paige also purchased the servicing rights to various loans from ACR for a total of $2.0 million. In December 1996, Washington Mortgage Financial purchased Detroit based

Proctor & Associates ("Proctor"), the 37th largest commercial mortgage banking firm in the nation, according to June 1996 data published by the Mortgage Banking Association. Included in the transaction is Proctor's $1.1 billion loan servicing portfolio of multifamily, retail, and office building mortgages, as well as the firm's fifteen active correspondents' relationships with life insurance companies. In 1996, Proctor originated nearly $180 million in commercial mortgage loans. These acquisitions mark the continuation of Washington Mortgage Financial's strategy to gain a strong national market position in the commercial mortgage banking field.

     Washington Mortgage Financial generally earns a fee of approximately 100 basis points of the loan amount for originated or underwritten loans, plus certain additional processing fees. During 1996, $8.1 million (3.7% of the Company's total revenues and 32.6% of Washington Mortgage Financial's total revenue) were generated from commercial loan originations. Most of Washington Mortgage Financial's originations are sold to investors on a non-recourse basis. However, Washington Mortgage Financial participates in the Fannie Mae Delegated Underwriting and Servicing ("DUS") Program. Under the DUS Program, Fannie Mae delegates its authority to approve, close and service loans on multifamily mortgages meeting a predetermined criteria. Fannie Mae commits to subsequently purchase these loans from the originator. As part of the program, Fannie Mae requires that each company maintain a specific capital base and share in the risk of loss on the loan. In return for participating in the risk of loss, the participants receive a servicing fee that is significantly higher than what is typically found in the industry. Washington Mortgage Financial bears a portion of the losses on mortgages it originates under this program that does not exceed 20% of the original principal balance of the loans. For further discussion, see
Note 14 to the Consolidated Financial Statements. In its seven year history, Washington Mortgage Financial has incurred only $0.3 million in losses related to one DUS loan that was foreclosed upon. At December 31, 1996, the total original principal balance of loans originated under this program was $928 million and the current unpaid principal balance is $776 million.


     FINANCIAL SERVICES - COMMERCIAL LOAN SERVICING BUSINESS

     As of December 31, 1996, Washington Mortgage Financial serves as a Primary Servicer for whole loans with an unpaid principle balance of $6.0 billion and is a Master Servicer for securitized pools of commercial mortgages with an unpaid principal balance of $214 million. For 1996, $13.3 million (6.1% of the Company's total revenues and 53.7% of Washington Mortgage Financial's total revenues) were generated by Washington Mortgage Financial's commercial loan servicing business. The dominant users of loan servicers are mortgage-backed bond trusts and similar securitized asset-backed loan portfolios made up of numerous passive investors. Other lenders often contract with the originating mortgage banker or other third-party servicers to manage collection, accounting and other activities with respect to the loan. The revenue stream from servicing contracts on commercial mortgages is relatively predictable as prepayment penalties in commercial mortgages discourage early loan payoffs, a risk that is more significant to servicers of residential mortgage portfolios.

     Primary Servicing involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of real estate taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The Primary Servicer also must have properties inspected periodically, determine the adequacy of insurance coverage on each property, monitor delinquent accounts for payment and, in cases of extreme delinquency, institute and complete either appropriate collection, restructuring, or foreclosure proceedings on behalf of investors. As of December 31, 1996, Washington Mortgage

Financial's weighted average primary servicing fee is 22 basis points of the principal balance of the loans under management.

     Master Servicing involves providing administrative and reporting services to securitized pools of mortgage-backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of Primary Servicers. Under most master servicing arrangements, the Primary Servicers retain principal responsibility for administering the mortgage loans and the Master Servicer acts as an intermediary in overseeing the work of the Primary Servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the issuer of the related securities. Master Servicers are typically paid an annual fee ranging between 1 and 10 basis points of the principal balance of the loans under management.


     FINANCIAL SERVICES - COMPETITION

     Washington Mortgage Financial's competition varies by geographic market. Generally, competition is fragmented with very few national competitors, and many local and regional competitors. Certain of its competitors are larger and have greater financial resources than the Company. The Company believes that it has certain significant advantages in the mortgage banking marketplace. First, through its relationships with certain institutional investors, Washington Mortgage Financial is able to structure, originate, and fund commercial mortgage loans quickly, particularly in instances where the borrower needs relatively fast access to funding for a particular project. Second, because of its extensive experience in real estate markets, the Company believes it can underwrite transactions in order to manage investors' financial exposure.

     Although Management believes that Washington Mortgage Financial is well positioned to continue to compete effectively in the real estate mortgage banking business, there can be no assurance that it will do so or that Washington Mortgage Financial will not encounter further increased competition in the future which could limit its ability to maintain or increase its market share.


     FINANCIAL SERVICES - OTHER

     As of December 31, 1996, Washington Mortgage Financial was not in compliance with a tangible net worth standard required by Freddie Mac for continued servicing and future origination of loans held by Freddie Mac. Washington Mortgage Financial's non-compliance with this standard results from the accounting treatment of servicing rights in connection with its acquisition by the Company, and Freddie Mac's policy with respect to recognition of servicing rights as a tangible asset, and does not reflect any deterioration in the operating results or financial condition of Washington Mortgage Financial. Washington Mortgage Financial is seeking and anticipates receiving a waiver of the net worth standard and believes it is in compliance in all material respects with the other applicable requirements of Freddie Mac.


ENVIRONMENTAL REGULATION

     Although the Company does not typically own interests in any real property after the sale of the Real Estate Companies, environmental laws impose liability on the operator of a property as well as its owner. In light of the Company's role as a manager of properties, it could be held liable as an operator for the costs of investigation, removal or remediation of certain hazardous or toxic substances, if any, at a property. Such liability may be imposed without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. A manager of a property may also be liable under common law to third parties for damages and injuries resulting from environmental contamination at or emanating from or at the site, including the presence of asbestos-containing materials and lead-based paint.

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

EMPLOYEES

     At December 31, 1996, the Company employed approximately 5,500 people, approximately 5,050 of whom are on-site employees at Company-managed properties and approximately 195 of which are employees of Washington Mortgage Financial (including the employees added from the Proctor acquisition). Fewer than 5% of the Company's employees are members of unions. Costs associated with on-site employees are paid by the Company but are reimbursed out of property operations (by the property owner) pursuant to the terms of each property management contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."


ITEM 2.     PROPERTIES

     The Company's headquarters are now located in Vienna, Virginia where the Company leases approximately 73,500 square feet of office space under a six-year lease expiring in 2002. The Company relocated its Washington, D.C. and Reston, Virginia offices to the new Vienna location during the second quarter of 1996. Additional corporate offices are located in Indianapolis, Indiana. In March 1996, the Company entered into a six-year lease agreement, expiring in 2002, for 50,600 square feet of office space in connection with the relocation of its Indianapolis offices to a new location. The Company remains obligated under a lease expiring in 1998 for approximately 43,000 square feet of office space associated with its previous facilities in Reston, Virginia. The Company has entered into a sublease agreement for all of the Reston office space which extends through the remaining term of its lease at a rental rate approximating the Company's obligation under its prime lease.

     In addition to its offices in Vienna, Virginia, and Indianapolis, Indiana, the Company's Property Services operations are also administered from regional offices in Rockville, Maryland, Irving, Texas, and Charlotte, North Carolina. The Company also has 23 district offices located throughout the country. The Company's Buyers Access program has a regional office in Salt Lake City, Utah. The Company's Preferred Home Health subsidiary has offices in Plantation and Boca Raton, Florida. Under various leasehold arrangements with terms ranging from month-to-month to three years, the Company occupies approximately 46,000 square feet for these regional and district operations. District offices are often located within properties under management, for which the Company pays fair market rent to the property.

     Washington Mortgage Financial's primary offices are in Vienna, Virginia and Edison, New Jersey and it maintains offices in other key markets throughout the United States including San Diego and Sherman Oaks, California, Denver, Colorado, Atlanta, Georgia, Dallas, Texas, Bloomfield Hills and Grand Rapids, Michigan and Seattle, Washington. In total the Financial Services business leases approximately 78,000 square feet under various leasehold arrangements with terms ranging from 1 to 8 years.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.


                                       PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

     NHP Incorporated common stock trades on The Nasdaq Stock Market under the symbol NHPI.

     The high and low market price of NHP Incorporated common stock and the cash dividends declared for each quarterly period with the two most recent fiscal years is included in Note 20 of Item 8, Financial Statements and Supplementary Data, appearing on page 72. The Company has never paid dividends and does not intend to pay dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial and other requirements, including contractual obligations.

     There were 54 common shareholders of record of NHP Incorporated common stock at December 31, 1996. The Company estimates that there were approximately 268 beneficial shareholders at December 31, 1996.


ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data of the Company as of and for each of the years in the five-year period ended
December 31, 1996. The selected financial data of the Company was derived from the Company's audited consolidated financial statements. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements contained herein as Item 7 and Item 8, respectively.

                       SELECTED FINANCIAL AND OPERATING DATA
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PROPERTIES AND UNITS MANAGED)

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                         1996       1995       1994          1993       1992
                         ----       ----       ----          ----       ----
OPERATING RESULTS:
  Total revenues(a)    $219,827  $174,674    $147,296      $ 95,900   $ 91,559
  Operating income       23,197    19,307      14,741(b)     12,469     11,964
  Income from continuing
   operations before
   income taxes          19,741    13,811       9,005(b)      8,528      8,276
  Income from continuing
   operations            11,620    31,613(c)    9,005(b)      8,528      8,276
  Income per common and
   equivalent share
   from continuing
   operations          $    .91  $   3.27(c) $   1.11(b)   $   1.04   $   1.00

FINANCIAL POSITION:
  Total assets         $208,953  $ 84,770    $ 57,668      $ 46,353   $ 15,095
  Long-term debt,
   including current
   portion               69,642    23,690      70,133        72,429     44,523
  Shareholders' equity
   (deficit) (d)         56,013    39,154     (47,554)      (63,584)   (61,709)

OTHER INFORMATION:
  EBITDA (e)           $ 34,247 $  23,402    $ 17,386      $ 13,848   $ 13,249
  Cash dividends per
   share                    -         -           -             -          -
  Weighted average
   common and equivalent
   shares outstanding    12,730     9,645       8,095         8,209      8,291
  Properties managed at
   year end:
    Affiliated              616       619         558           544        384
    Unaffiliated            101        92          56            28         21
                       --------  --------    --------      --------   --------
   Total                    717       711         614           572        405
                       ========  ========    ========      ========   ========

   Units managed at
    year end:
     Affiliated         114,473   113,919      99,817        96,067     61,782
     Unaffiliated        18,571    19,748      11,689         5,282      3,296
                       --------  --------    --------      --------   --------
   Total                133,044   133,667     111,506       101,349     65,078
                       ========  ========    ========      ========   ========

------------------
(a) Adjusted revenues, which exclude On-Site personnel, general and administrative cost reimbursement, were $92,561, $57,425, $49,138, $35,677, and $33,059 for the years ended December 31, 1996, 1995, 1994,
        1993 and 1992, respectively.

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

(e) EBITDA consists of income from continuing operations before interest expense, income taxes, depreciation and amortization. EBITDA is included because it is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations and regarding the effect of acquisitions. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including the outcome of the merger proposal discussed below, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company, and the availability of acquisition opportunities. Additional factors that could affect results are set forth below and in the Company's registration statement on Form S-1, filed June 5, 1995, as amended.

     INITIAL PUBLIC OFFERING

     On August 18, 1995, NHP Incorporated (the "Company") completed an initial public offering (the "IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Prior to that date the Company had been owned by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). Accordingly, operating results and cash flows attributable to the Real Estate Companies have been presented as discontinued operations in the accompanying financial statements in conformity with generally accepted accounting principles. For a summary and discussion of the operating results of discontinued operations and the financial impact from the disposal of discontinued operations, see Note 10 to the Consolidated Financial Statements. The following discussion, except where specifically stated otherwise, relates only to the Company's continuing operations.

     POTENTIAL CHANGE IN CONTROL AND MERGER PROPOSAL

     On February 20, 1997, the Company announced that Apartment Investment and Management Company ("AIMCO"), a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE), has entered into a letter agreement to acquire all the shares of the Company's common stock owned by Demeter and Capricorn for a price of $20 per share in AIMCO stock, plus retention by Demeter and Capricorn of their respective interests in NHP Financial Services, through a spin-off on a pro-rata basis to all current Company shareholders. Demeter and Capricorn own in the aggregate approximately 54.9% of the Company's outstanding shares. The AIMCO-Demeter agreement provides for a further payment of $3.05 per share by AIMCO to Demeter and Capricorn if the spin-off of NHP Financial Services does not occur. There can be no assurance that an active market for shares of NHP Financial Services will exist after the spin-off, or if shares of NHP Financial Services trade, the price at which they will trade. Demeter will receive cash for certain of its shares since AIMCO's charter provides that no single shareholder of AIMCO can own more than 8.7% of its outstanding shares. The acquisition by AIMCO of Demeter and Capricorn's stock is subject to certain conditions, including execution of a definitive agreement and certain governmental approvals, and is expected to close on or about April 1, 1997.

     The Company also announced that it received a merger proposal from AIMCO, pursuant to which AIMCO would acquire the balance of the outstanding shares of the Company in exchange for shares of AIMCO stock. The conversion ratio for the stock for stock transaction would be 0.7476 shares of AIMCO stock for each share of Company stock, assuming a spin-off of NHP Financial Services to the Company's existing shareholders prior to a merger being effected. It is anticipated that shares received in the merger would be taxable to the Company's shareholders. Closing of AIMCO's purchase of the Demeter and Capricorn shares is not conditioned on the acceptance by the Company of AIMCO's merger proposal. As of March 17, 1997, the closing price of AIMCO stock on the New York Stock Exchange was $29.375, indicating a value on that date of $21.96 for each share of the Company's stock, excluding NHP Financial Services.

     AIMCO also has agreed to acquire certain multifamily real estate interests of the Real Estate Companies (see below for information related to the Real Estate Companies). Closing of this proposed acquisition may be subject to the Company's right of first refusal pursuant to intercompany agreements between the Company and the Real Estate Companies, but is independent of AIMCO's purchase of the Demeter and Capricorn shares and the success of AIMCO's merger proposal.

     On February 21, 1997, the Company announced it had received a letter from Insignia Financial Group, Inc. ("Insignia"), stating that Insignia wishes to make an offer to purchase 100% of the outstanding stock of the Company in a tax-free transaction at a price higher than the offer by AIMCO. On February 27, 1997, the Company announced it had received a second letter from Insignia stating that it is prepared, subject to due diligence and other conditions, to offer $24 per share --50% cash and 50% in Insignia Class A Common Stock-- for all the outstanding stock of the Company, assuming no spin-off of NHP Financial Services, and including the stock held by Demeter and Capricorn. There can be no assurance that this transaction, if it were to occur, would be tax-free.

     The Company's Board of Directors has formed a special committee of three independent directors to consider the AIMCO merger proposal, and the committee has engaged an investment banking firm to assist in its evaluation. The special committee will also evaluate the terms, feasibility and likelihood of closing of any offers which the Company may receive, in light of the best interests of the stockholders other than Demeter and Capricorn. It is uncertain in what ways the purchase by AIMCO of the Company's stock owned by Demeter and Capricorn will impact the operations of the Company. The special committee of the Board of Directors has not yet completed its evaluation of the merger proposal by AIMCO and it is unknown whether the AIMCO merger or the spin-off of NHP Financial Services will occur. Therefore, no effect has been given to these events in the Company's Consolidated Financial Statements and any potential impact which could result from the occurrence of these events is not included in the following discussion of the Company's business or the discussions of the Company's results of operations and financial position.

OVERVIEW

     As a result of the acquisition of NHP Financial Services discussed below, the Company is now reporting on two business segments, Property Services and Financial Services. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing through NHP Financial Services and its subsidiaries.

     The Company's business strategy is to continue to expand both its Property Services and Financial Services businesses. The Company seeks to expand its Property Services business through the purchase of additional long-term management rights either in conjunction with the acquisition of additional properties by the Real Estate Companies, or from non-affiliated third parties, seeking additional third-party management business, expansion of its other existing real estate related services through strategic acquisitions and organic growth, and the development of new services. The Company seeks to expand its Financial Services business through strategic acquisitions of both commercial and multifamily mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance its product line, acquisition of additional mortgage servicing rights and the internal development of Washington Mortgage Financial's mortgage banking group.

     The Company has experienced growth in its revenues and operating income during each of the three years ended December 31, 1996. Historically, a large portion of this growth has been the result of increased property management revenues caused by increases in the average number of units under management. The increase in units under management has resulted primarily from acquisitions of management rights. Although there was a slight net decrease in the number of units under management at the end of 1996 verses 1995, the average number of units under management during 1996 increased by approximately 7,700 units, or 6.2% over 1995. The decrease in 1996 resulted primarily from loss of management contracts due to the sale of the properties and loss of management contracts related to properties managed by the Company as court appointed receiver or as property manager for a court appointed third-party receiver. Property Services experienced a net gain in the number of units under property management of 22,161 units during 1995, an increase of 19.9% over the end of 1994.

CERTAIN RISKS

     Property Services manages 64 affiliated properties (representing approximately 10,600 units) owned by the Real Estate Companies that have secondary financing expiring in the next one to four years. Most of these properties currently have a fair market value less than the amount necessary to repay such secondary financing in full. The Company expects the Real Estate Companies to renegotiate these mortgages where necessary, but some attrition in the Company's management portfolio is expected from maturity of these secondary mortgages. These 64 properties generated approximately $5.3 million in property management revenue in 1996, and the Company believes that less than 40% of this revenue is at risk over the next four years due to a possible loss of property management with respect to these properties. Revenue loss of that amount would not be material compared with expected total revenue of Property Services and would not have a significant impact on the Company's financial condition or results of operations.

     Approximately 64% of the properties and 44% of the units managed by Property Services at December 31, 1996 are affordable properties and units. A substantial portion of the affordable properties were built or acquired by the owners with the assistance of programs administered by the United States Department of Housing and Urban Development ("HUD") that provide mortgage insurance, favorable financing terms, or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD.

     For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of Section 8 of the United States Housing Act of 1937 ("Section 8"). These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

     Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

     Property Services manages 64 properties for unaffiliated third parties with property management contracts terminable within one year. Some of the contracts may be terminated on short notice and others may not be renewed for another term. In either case, the Company would experience a revenue loss. Although the Company does not believe that any anticipated revenue loss would have a significant impact on its financial condition or results of operations, if the contracts that are terminated or not renewed generate favorable margins, operating income would be adversely affected. These properties generated approximately $4.1 million in property management revenue in 1996.

     The Real Estate Companies have indemnified the Company against any environmental liability with respect to any property in which the Real Estate Companies have had, have or acquire an interest in, unless such liability results from the direct introduction of toxic substances into a property by the Company after the consummation of the sale of the Real Estate Companies. The Company has no known material environmental liabilities that require an accrual and has obtained the indemnification from the Real Estate Companies in the event any such liabilities should arise in the future. Demeter, Capricorn and Mr. Heller have agreed to provide a line of credit to the Real Estate Companies in an aggregate amount of $5.5 million. The line of credit is available through August 1998 and is to be used to satisfy the Real Estate Companies' indemnification obligations, if any, to the Company. For further discussion, see "Part I - Business - Intercompany Agreements with the Real Estate Companies."

     The Company is, and will continue to be, substantially dependent on revenue from services provided to properties controlled by the Real Estate Companies. Approximately 67% of the Property Services' property management revenue in 1996 was derived from fees for services provided to properties controlled by the Real Estate Companies. For further discussion, see "Part I - Business - Dependence on the Real Estate Companies for Property Management Revenues."

     On a going-forward basis, to the extent that the Company is successful in acquiring new management contract rights or completing other acquisitions, the Company will experience increased expenses associated with the amortization of the acquired rights or completing other acquisitions (such as the acquisition of NHP Financial Services discussed above) and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, acquisitions may result in a decrease in income from continuing operations. However, the Company intends to pursue acquisitions of property management rights and other acquisitions that result in an increase in income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA") after all transition costs relating to the acquisition are absorbed (see "Part I - Business - Acquisition Program"). EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

ACQUISITIONS AND NEW BUSINESSES

     1996 ACQUISITIONS AND NEW BUSINESS

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

     As of April 1, 1996, the Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.0 million and has been recorded as goodwill. NHP Financial Services, Ltd., is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial"), located in Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers (collectively, "NHP Financial Services"). Washington Mortgage Financial originated approximately $962 million in multifamily and other commercial mortgages in 1996, subsequent to the date of acquisition. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     On May 13, 1996, WMF/Huntoon Paige, a subsidiary of Washington Mortgage Financial, completed the purchase of a portion of the loan production pipeline, as well as certain other assets, of American Capital Resource, Inc. ("ACR") for approximately $2.2 million plus potential future payments based on realization of the pipeline through August 1997. The purchase has been accounted for under the purchase method of accounting and results in WMF/Huntoon, Paige becoming the nation's largest FHA-insured multifamily loan originator. In addition, during 1996 WMF/Huntoon Paige also purchased the servicing rights to various loans from ACR for a total of $2.0 million.
                                          24

     On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in third-party nonrecourse debt and $15.6 million in cash. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company currently is in negotiations with a potential third-party investor but there can be no assurance that these continued discussions will result in the sale of the Company's investment.

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. ("Preferred Home Health"). In addition, the Real Estate Companies acquired certain other notes receivable from one of the properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties (the "Goldberg Acquisition"). The Company and the Real Estate Companies acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. Total consideration in the transaction was approximately $16.3 million in cash and $4.0 million in long-term notes. The purchase price was funded through additional borrowings under the Company's revolving credit facility and a $0.3 million cash payment by Partners. The transaction was accounted for under the purchase method of accounting. Preferred Home Health, which the Company now operates as a separate company, is a provider of home health care services to residents of multifamily rental retirement communities.

     As of December 31, 1996, Washington Mortgage Financial acquired Detroit-based Proctor & Associates ("Proctor"), the 37th largest commercial mortgage banking firm in the nation, according to June 30, 1996 data published by the Mortgage Bankers Association, for approximately $3.7 million. Included in the transaction is Proctor's $1.1 billion loan servicing portfolio of multifamily, retail, and office building mortgages, as well as the firm's fifteen active correspondent relationships with life insurance companies. Proctor originated nearly $180 million in commercial mortgage loans in 1996. The purchase has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was $3.1 million and has been recorded as goodwill.

     1997 ACQUISITIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The Company purchased a 15% interest in NHP/PRC Management Company, LLC ("NHPPRC"), a limited liability property management company, from PRC. NHPPRC is the management agent for a portfolio of 19 HUD subsidized properties containing 2,426 apartments in New York City and will subcontract the management of these properties to the Company. This portion of the transaction will be accounted for under the cost method of accounting.

     The Company and PRC also formed Aptek Management Co. LLC which will provide property management services for third party-owned condominiums, cooperatives, public housing, university and hospital housing in the New York metropolitan region. In addition, the Company and PRC formed Aptek Maintenance Services, LLC, which will provide maintenance services for Company-managed properties and third -party-owned properties where competitive, initially in New York. Both Aptek Management Co. LLC and Aptek Maintenance Services, LLC are owned equally by PRC and the Company but PRC will control and oversee their operations. These two joint ventures will be accounted for under the equity method of accounting. It is uncertain at this time whether these new joint ventures will be successful in building a customer base and making a profit.

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction will be considered a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million, including a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. As part of the transaction, PRC has the right to require the Company to purchase the remaining 85% interest of NHPPRC for $3.8 million, at any time, upon 30 days notice, through January 2002. In conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note. The note has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

     In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company, for approximately $1.8 million. Broad Street, as a wholly owned subsidiary, will continue to manage a portfolio of 17 apartment communities aggregating 1,942 units, located in Columbus, Ohio, Louisville, Kentucky and Augusta, Georgia. The acquisition will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS - SUMMARY

     The Company recorded pre-tax income in 1996 (before discontinued operations and extraordinary item) of $19.7 million compared with $13.8 million for 1995, an improvement of $5.9 million, or 42.9%. Both revenues and expenses of the Company showed increases in 1996 over 1995, primarily as a result of the previously discussed acquisition of NHP Financial Services as well as an increase in the average number of units under management and other acquisitions. The Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA") was $34.2 million for 1996 compared with $23.4 million for 1995, an improvement of $10.8 million, or 46.3%. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be construed as an alternative either
(i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or
(ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     Net income for 1996 was $11.6 million, an increase of $5.7 million, or 96.2%, over 1995, excluding the recognition of a $23.3 million net deferred tax asset in 1995. Net income for 1995 of $29.3 million includes a $17.8 million income tax benefit. The income tax benefit resulted from the recognition, in the third quarter, of a $23.3 million net deferred tax asset primarily consisting of Federal tax net operating loss carryforwards ("NOLs") following the sale of the Real Estate Companies on August 18, 1995, net of the year-to-date tax provision of $5.5 million. No tax provision was recorded in 1994 due to NOLs generated by the Real Estate Companies in prior years. For further discussion, see Note 7 to the Consolidated Financial Statements. Net income for 1994 included a non-recurring charge of $1.8 million related to a terminated computer technology project. In addition, the Company recorded an extraordinary after-tax charge of $0.4 million in the third quarter of 1995 related to the early termination of a credit facility.

     The Company files a consolidated Federal income tax return and prior to the third quarter of 1995 had recognized no provision or benefit for income taxes primarily because of net operating losses generated in prior years by the discontinued real estate operations. Prior to the sale of the Real Estate Companies, losses from discontinued operations typically caused the Company to report no taxable income, making realization of NOLs uncertain. As a result, historically, the Company had established a valuation allowance for the full amount of the NOLs. Subsequent to the sale of the Real Estate Companies, the Company reduced its valuation allowance, resulting in the recognition of a net deferred tax asset. For further discussion see Note 7 to the Consolidated Financial Statements.

SEGMENT INFORMATION

     The following table sets forth the revenue and expenses by business segment for the year ended December 31, 1996. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing since the date of acquisition. As NHP Financial Services was acquired on April 1, 1996, the Company's 1995 and 1994 results, as presented in the Consolidated Statements of Operations, represent Property Services only and separate tables for 1995 and 1994 are not presented below.

                           SUMMARY SEGMENT INFORMATION - 1996
                                 REVENUES AND EXPENSES
                                 (DOLLARS IN THOUSANDS)

                                                              1996
                                                -----------------------------
                                                PROPERTY    FINANCIAL
                                                SERVICES    SERVICES    TOTAL
                                                --------    ---------   -----
REVENUES
  Property management services                  $ 54,632   $    -     $ 54,632
  On-site personnel, general and
   administrative cost reimbursement             127,266        -      127,266
  Financial services                                 -       21,460     21,460
  Financial services interest income                 -        3,388      3,388
  Administrative and reporting fees                4,593        -        4,593
  Other                                            8,488        -        8,488
                                                --------   --------   --------
    TOTAL REVENUE                                194,979     24,848    219,827

EXPENSES
  Salaries and benefits
   On-site employees                             124,138        -      124,138
   Off-site employees                             26,641      9,975     36,616
  Other general and administrative                14,074      6,611     20,685
  Costs charged to the Real Estate Companies       3,128        -        3,128
  Financial services operating interest              -          791        791
  Provision for loan losses                          -          969        969
  Amortization of purchased management contracts   4,562        -        4,562
  Amortization of capitalized servicing rights       -        3,062      3,062
  Other depreciation and amortization              1,759        920      2,679
                                                --------   --------   --------
    Total expenses                               174,302     22,328    196,630
                                                --------   --------   --------

OPERATING INCOME                                $ 20,677   $  2,520   $ 23,197
                                                ========   ========   ========

EBITDA                                          $ 27,745   $  6,502   $ 34,247
                                                ========   ========   ========


                               OTHER SEGMENT INFORMATION
                                (DOLLARS IN THOUSANDS)

                                              1996          1995        1994
                                              ----          ----        ----
Identifiable Assets:
  Property Services                         $124,461      $84,770      $57,668
  Financial services                          84,492          n/a          n/a
                                            --------      -------      -------
                                            $208,953      $84,770      $57,668
                                            ========      =======      =======

Depreciation and Amortization:
  Property Services                         $  6,321      $ 3,803      $ 2,524
  Financial Services                           3,982          n/a          n/a
                                            --------      -------      -------
                                            $ 10,303      $ 3,803      $ 2,524
                                            ========      =======      =======

Capital Expenditures:
  Property Services                         $  6,161      $ 2,217      $ 2,484
  Financial Services                             910          n/a          n/a
                                            --------      -------      -------
                                            $  7,071      $ 2,217      $ 2,484
                                            ========      =======      =======

     RESULTS OF OPERATIONS - PROPERTY SERVICES

     Table 1 below sets forth the percentage of Property Services' total revenue represented by each operating statement line presented. This table is presented as supplemental information to enable the reader to better analyze the Company's change in revenues and expenses during the three years ended December 31, 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from the Company's acquisition of additional management contracts and other businesses. Such a presentation would also reflect economies in the Company's operating expenses, to the extent they exist.

                           TABLE 1 - PROPERTY SERVICES
             SUMMARY FINANCIAL AND OPERATIONAL DATA - REVENUE AND EXPENSES
                         AS A PERCENTAGE OF TOTAL REVENUE

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Revenue
  Property management services                        28.0%     27.7%     27.8%
  On-Site personnel, general and administrative
   cost reimbursement                                 65.3%     67.1%     66.7%
  Administrative and reporting fees                    2.4%      2.4%      2.5%
  Other                                                4.3%      2.8%      3.0%
                                                     -----     -----     -----
    Total revenue                                    100.0%    100.0%    100.0%

Expenses
  Salaries and benefits
   On-Site employees                                  63.7%     64.7%     63.5%
   Off-Site employees                                 13.7%     12.8%     13.0%
  Other general and administrative                     7.2%      6.8%      7.4%
  Costs charged to the Real Estate Companies           1.6%      2.4%      3.1%
  Amortization of purchased management contracts       2.3%      1.8%      1.4%
  Other depreciation and amortization                  0.9%      0.4%      0.3%
  Non-recurring expenses                                -         -        1.2%
                                                     -----     -----     -----
    Total expenses                                    89.4%     88.9%     89.9%
                                                     -----     -----     -----

Operating income                                      10.6%     11.1%     10.1%
                                                     =====     =====     =====
EBITDA                                                14.2%     13.4%     11.8%
                                                     =====     =====     =====

     Property Services' expenses include salaries and benefits with respect to employees working at managed properties, which are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under On-Site personnel, general and administrative cost reimbursement, fully offset the corresponding expenses, with no impact on the segment's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 shows the Property Services' adjusted revenue and expenses, which exclude on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of Property Services' total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three years ended December 31, 1996, 1995 and 1994. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business. Such a presentation would also reflect economies in operating expenses, to the extent they exist.


                             TABLE 2 - PROPERTY SERVICES
                 SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
                             ADJUSTED OPERATING EXPENSES
                                   (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  1996        1995       1994
                                                --------    --------   --------
Revenue
  Property management services                  $54,632     $48,336    $40,953
  Administrative and reporting fees               4,593       4,148      3,680
  Other                                           8,488       4,941      4,505
                                                -------     -------    -------
    Adjusted revenue (1)                         67,713      57,425     49,138

Expenses
  Salaries and benefits, off-site employees      26,641      22,371     19,099
  Other general and administrative               14,074      11,899     10,968
  Amortization of purchased management
   contracts                                      4,562       3,076      2,043
  Other depreciation and amortization             1,759         727        481
  Non-recurring expenses                            -            45      1,806
                                                -------     -------    -------
    Adjusted operating expenses (2)              47,036      38,118     34,397
                                                -------     -------    -------

Operating income                                $20,677     $19,307    $14,741
                                                =======     =======    =======

EBITDA                                          $27,745     $23,402    $17,386
                                                =======     =======    =======

                          TABLE 3 - PROPERTY SERVICES
      SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED OPERATING REVENUE AND
           ADJUSTED OPERATING EXPENSES AS A PERCENTAGE OF ADJUSTED REVENUE

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  1996        1995       1994
                                                --------    --------   --------
Revenue
  Property management services                     80.7%       84.2%      83.3%
  Administrative and reporting fees                 6.8%        7.2%       7.5%
  Other                                            12.5%        8.6%       9.2%
                                                -------     -------    -------
    Adjusted revenue (1)                          100.0%      100.0%     100.0%

Expenses
  Salaries and benefits
   Off-Site employees                              39.3%       39.0%      38.9%
   Other general and administrative                20.8%       20.7%      22.2%
  Amortization of purchased management
   contracts                                        6.7%        5.4%       4.2%
  Other depreciation and amortization               2.6%        1.3%       1.0%
  Non-recurring expenses                             -          0.1%       3.7%
                                                -------     -------    -------
    Adjusted operating expenses (2)                69.4%       66.5%      70.0%
                                                -------     -------    -------

Operating income                                   30.6%       33.5%      30.0%
                                                =======     =======    =======

EBITDA                                             41.0%       40.8%      35.4%
                                                =======     =======    =======

------------------

(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for on-site employees and costs charged to the Real Estate Companies.


     RESULTS OF OPERATIONS - PROPERTY SERVICES - 1996 COMPARED WITH 1995

     REVENUE

     Property Services' total revenue consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees and other revenues. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Total revenue increased $20.3 million, or 11.6% to $195.0 million in 1996 from $174.7 million in 1995. Adjusted revenue increased $10.3 million, or 17.9% to $67.7 million in 1996 from $57.4 million in 1995. The reasons for these increases are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue consists primarily of fees earned on property management contracts. Beginning in 1996 this revenue also includes asset management related fees. Property management services revenue increased $6.3 million, or 13.0%, to $54.6 million in 1996 from $48.3 million in 1995. As a percentage of total revenue, property management revenue increased to 28.0% from 27.7%. As a percentage of adjusted revenue, property management revenue decreased to 80.7% from 84.2%. The increase in absolute terms and as a percentage of total revenue resulted primarily from an increase in the average number of units managed and the new asset management contract with CRI, Inc., previously discussed. The decrease as a percentage of adjusted revenue resulted from the more than proportional increase in other revenues discussed below.

     ADMINISTRATIVE AND REPORTING FEES consist of fees payable from property-owning partnerships, which are payable from investor limited partners' share of distributable cash flow of the partnerships, as compensation for providing certain administrative services to the property-owning partnerships. These fees are payable only to the extent cash flow is available, and therefore the receipt and timing of such fees cannot be assured. The amount of these fees received is dependent in part on the operating results and cash requirements, as determined in part by the general partner, of the underlying properties. The Company accrues these fees as services are rendered and establishes a reserve equal to the amount of accrued fees that are not assured of being paid. The Company has experienced significant variations in these fees from one period to another and these variations may occur in the future.

     Administrative and reporting fees revenue increased by $0.5 million, or 10.7%, to $4.6 million in 1996 from $4.1 million in 1995. As a percentage of total revenue, administrative and reporting fees revenue remained essentially the same. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.8% from 7.2%. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees generally are not received with respect to newly-acquired management contracts and as the properties which have A&R fees are lost due to sale or other reasons.

     OTHER REVENUE includes Buyers Access (Registered Trademark) fees, revenue from Preferred Home Health, tax credit investment fees, insurance advisory fees and other revenue. Buyers Access (Registered Trademark) fees consist of annual membership fees paid by property-owning partnerships and rebates paid to the Company by suppliers participating in the Company's Buyers Access (Registered Trademark) program. Tax credit investment fees consist of fees earned from providing a variety of services to institutional investors in connection with their equity investment in Low Income Tax Credit properties. Property Services has experienced significant variations in the tax credit investment fees from one period to another, and these variations may recur in the future. Insurance advisory fees consist of fees received by the Company in connection with administration of insurance programs for managed properties.

     Other revenue increased $3.6 million, or 71.8%, to $8.5 million in 1996 from $4.9 million in 1995. As a percentage of total revenue, other revenue increased to 4.3% from 2.8%. As a percentage of adjusted revenue, other revenue increased to 12.5% from 8.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from the acquisition of Preferred Home Health in July 1996, which contributed $1.8 million in revenue, and an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program. In addition, the

Company also recorded $1.2 million in revenue in 1996 associated with fees for services performed related to the refinancing of several properties owned by affiliates and the recovery of a portion of certain purchased receivables which, due to doubts regarding their collection, had been assigned no value at the date of acquisition in 1995.

     EXPENSES

     Property Services' total expenses consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, costs charged to the Real Estate Companies, amortization of purchased management contracts, other depreciation and amortization and non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $18.9 million, or 12.2%, to $174.3 million in 1996 from $155.4 million in 1995. Total expenses as a percentage of total revenue increased to 89.4% in 1996 from 88.9% in 1995. Adjusted operating expenses increased $8.9 million, or 23.4%, to $47.0 million in 1996 from $38.1 million in 1995. Adjusted operating expenses as a percent of adjusted revenue increased to 69.4% from 66.5%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES consist of personnel expenses incurred for employees other than employees working at the properties. These expenses increased $4.2 million, or 19.1%, to $26.6 million in 1996 from $22.4 million in 1995. As a percentage of total revenue, salary and benefits - off-site employees increased to 13.7% from 12.8%. As a percentage of adjusted revenue, these expenses increased slightly to 39.3% from 39.0%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from additional personnel costs associated with Preferred Home Health ($1.3 million), additional personnel required to manage a higher average number of units, and the addition of personnel to expand Property Services' customer and equity services.

     OTHER GENERAL AND ADMINISTRATIVE expenses consist of professional fees, travel, management information systems, occupancy, telephone and equipment rental, and other expenses. These expenses increased $2.2 million, or 18.3%, to $14.1 million in 1996 from $11.9 million in 1995. As a percentage of total revenue, other general and administrative expenses increased to 7.2% from 6.8%. As a percentage of adjusted revenue, these expenses remained essentially the same. The increase in absolute terms and as a percentage of total revenue resulted primarily from higher professional fees resulting from the growth in Property Services' business, an approximately $1.0 million charge to expense to increase the allowance for doubtful accounts, and increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS consists of the amortization of the costs of acquisition of property management rights. Costs are amortized over the shorter of 15 years or the estimated life of the management contracts which include projected renewals. Amortization periods range from 1 to 15 years. These expenses increased $1.5 million, or 48.3%, to $4.6 million in 1996 from $3.1 million in 1995. As a percentage of total revenue, amortization of purchased management contracts increased to 2.3% from 1.8%. As a percentage of adjusted revenue, these expenses increased to 6.7% from 5.4%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from the acquisition of additional management contracts.

     DEPRECIATION AND AMORTIZATION consist primarily of the depreciation of furniture, equipment (primarily computer equipment) and software, amortization of costs of leasehold improvements and amortization of the excess of purchase price over net assets acquired ("goodwill") associated with the purchase of Preferred Home Health. Depreciation and amortization increased $1.0 million, or 142.0%, to $1.7 million in 1996 from $0.7 million in 1995. As a percentage of total revenue, depreciation and amortization increased to 0.9% from 0.4%. As a percentage of adjusted revenue, these expenses increased to 2.6% from 1.3%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased in connection with Property Services' move from mainframe to client-server based technology, depreciation and amortization of leasehold improvements and furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to new location in Indianapolis, and amortization of goodwill associated with the July 1996 acquisition of Preferred Home Health.

     OTHER NON-RECURRING EXPENSES incurred in 1995 include stock option compensation expense of $0.5 million due to the extension of the exercise period of stock options held by one former and five current employees. The extension was approved by the Company's Board of Directors in February 1995. Additionally, the Company recorded an expense reduction of $0.4 million, reflecting partial reimbursements by third parties with respect to the costs of transferring operations to a new computer system. A $1.8 million charge for the termination of this systems project was originally recorded in December 1994 as a non-recurring expense.


     RESULTS OF OPERATIONS - PROPERTY SERVICES - 1995 COMPARED WITH 1994

     REVENUE

     Property Services' total revenue increased $27.4 million, or 18.6%, to $174.7 million in 1995 from $147.3 million in 1994. Adjusted revenue increased $8.3 million, or 16.9%, to $57.4 million in 1995 from $49.1 million in 1994. The reasons for these increases are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $7.3 million, or 18.0%, to $48.3 million in 1995 from $41.0 million in 1994. As a percentage of total revenue, property management revenue remained essentially the same. As a percentage of adjusted revenue, property management revenue increased to 84.2% from 83.3%. The increase in absolute terms and as a percentage of adjusted revenue resulted primarily from an increase in the average number of units managed due to the acquisition of additional property management rights.

     ADMINISTRATIVE AND REPORTING FEES increased by $0.4 million, or 12.7%, to $4.1 million in 1995 from $3.7 million in 1994. As a percentage of total revenue, administrative and reporting fees revenue remained essentially the same. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 7.2% from 7.5%. The Company expects administrative and reporting fees to continue to decline as a percentage of adjusted revenue because these fees generally are not received with respect to newly-acquired management contracts and as the properties which have A&R fees are lost due to sale or other reasons.

     OTHER REVENUE increased $0.4 million, or 9.7%, to $4.9 million in 1995 from $4.5 million in 1994. As a percentage of total revenue, other revenue decreased to 2.8% from 3.0%. As a percentage of adjusted revenue, other revenue decreased to 8.6% from 9.2%. The increase in absolute terms resulted primarily from an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program offset slightly by fewer tax credit investment transactions being completed during 1995 as compared to 1994. The decrease as a percentage of total and adjusted revenue is due to the more than proportional increase in property management services revenue discussed above.

     EXPENSES

     Property Services' total expenses increased $22.8 million, or 17.2%, to $155.4 million in 1995 from $132.6 million in 1994. Total expenses as a percentage of total revenue decreased to 88.9% in 1995 from 89.9% in 1994. Adjusted operating expenses increased $3.7 million, or 10.8%, to $38.1 million in 1995 from $34.4 million in 1994. Adjusted operating expenses as a percent of adjusted revenue decreased to 66.5% from 70.0%. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES increased $3.3 million, or 17.1%, to $22.4 million in 1995 from $19.1 million in 1994. As a percentage of total revenue, salary and benefits - off-site employees decreased slightly to 12.8% from 13.0%. As a percentage of adjusted revenue, these expenses remained essentially the same. The increase in absolute terms resulted primarily from Property Services' growth and increased executive incentive compensation during 1995.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $0.9 million, or 8.5%, to $11.9 million in 1995 from $11.0 million in 1994. As a percentage of total revenue, other general and administrative expenses decreased to 6.8% from 7.4%. As a percentage of adjusted revenue, these expenses decreased to 20.7% from 22.2%. The increase in absolute terms resulted primarily from higher transition and management expenses related to the expansion of the management portfolio.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $1.1 million, or 50.6%, to $3.1 million in 1995 from $2.0 million in 1994. As a percentage of total revenue, amortization of purchased management contracts increased to 1.8% from 1.4%. As a percentage of adjusted revenue, these expenses increased to 5.4% from 4.2%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from amortization of management contracts related to the Congress and Hall Acquisitions.

     DEPRECIATION AND AMORTIZATION increased $0.2 million, or 51.1%, to $0.7 million in 1995 from $0.5 million in 1994. As a percentage of total revenue, depreciation and amortization remained essentially the same. As a percentage of adjusted revenue, these expenses increased to 1.3% from 1.0%. The increase in absolute terms resulted primarily from the purchase of new personal computers and increased depreciation on leasehold improvements at the Company's previous Indianapolis facility.

     OTHER NON-RECURRING EXPENSES include stock option compensation expense of $0.5 million due to the extension of the exercise period of stock options held by one former and five current employees approved by the Company's Board of Directors in February 1995. Additionally, Property Services recorded an expense reduction of $0.4 million, reflecting partial reimbursements by third parties with respect to the costs of transferring operations to a new computer system. A $1.8 million charge for the termination of this systems project was originally recorded in December 1994 as a non-recurring expense.


     RESULTS OF OPERATIONS - FINANCIAL SERVICES

     The Financial Services business segment represents the results of operations of the Company's wholly owned subsidiary NHP Financial Services since the date of acquisition, April 1, 1996. The primary operations of NHP Financial Services are carried out through Washington Mortgage Financial. Washington Mortgage Financial's primary business activities are commercial loan servicing, commercial loan origination and secondary marketing. Washington Mortgage Financial's revenue includes loan servicing fees, gains on sale of mortgage loans, interest income on loans prior to sale, earnings on escrow deposits held on behalf of mortgagees and other income.

     Washington Mortgage Financial's revenue is to a large degree driven by the timing of origination and sales of mortgage loans. Approximately 54% of its revenue since the date of acquisition was derived from mortgage loan servicing, which is considered more stable, and the remainder, or approximately 46%, was primarily transaction driven. Washington Mortgage Financial's revenue is somewhat sensitive to economic factors such as the general level of interest rates and demand for commercial real estate. As a result, future revenues may fluctuate as a result of changes in these factors. Therefore, Washington Mortgage Financial's 1996 results may not be indicative of future periods. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The principal balance on these loans was $6.2 billion at December 31, 1996, as compared with $4.5 billion on the acquisition date. The increase is attributable to loan originations of $962 million and acquisitions resulting in rights to service loans with a $1.3 billion principal balance, net of normal loan amortization and run-off as of December 31, 1996. Financial Services revenue of $21.5 million includes revenue from mortgage loan servicing and from the origination and sale of mortgage loans.

     Washington Mortgage Financial's operating interest income was $3.4 million and its operating interest expense was $0.8 million for nine month period since acquisition. Financial Services interest income represents primarily operating interest income earned on originated loans between the date of closing with the borrower (date of origination) and funding by the investor (date sold). Financial Services operating interest expense represents primarily the interest cost associated with warehousing the loans.

     Washington Mortgage Financial's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, operating interest expense, provision for loan servicing losses, amortization of mortgage servicing rights, and other depreciation and amortization. Salaries and benefits is the largest category of costs for Washington Mortgage Financial and increases as loan production increases due primarily to the payment of commissions on loan originations.

     Other general and administrative expenses consist of professional fees, guarantee fees, travel, management information systems, occupancy, telephone and equipment rental, and other expenses. Guarantee fees represent additional fees collected from the borrower by Washington Mortgage Financial on certain loans which are passed on to the investor. While a portion of the general and administrative costs are fixed, these costs will also fluctuate based upon the volume of originations and principal balance of loans serviced.

     Amortization of capitalized mortgage servicing rights is recorded on a straight-line basis over periods up to seven years. Capitalized mortgage servicing rights represent both the costs incurred in the acquisition of servicing rights and the portion of the costs associated with its permanent FHA loan originations which have been allocated to the servicing rights in accordance with Statement of Financial Accounting Standards ("SFAS") No. 122. Washington Mortgage Financial has determined that only its permanent FHA loan originations meet the criteria for market determination as discussed in SFAS No. 122 and, therefore, only capitalizes servicing rights on these originations. Capitalized mortgage servicing rights also include the purchase accounting adjustment related to the write-up of capitalized mortgage servicing rights to market value as of the date of acquisition. This adjustment resulted in significantly increased amortization expense related to capitalized mortgage servicing rights. For further discussion see Note 1 to the Consolidated Financial Statements.

     Provision for loan losses represents the Company's estimate of its share of potential losses associated with loans originated under the Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") multifamily loan origination program. Washington Mortgage Financial bears a portion of the losses on mortgages it originates under this program that does not exceed 20% of the original principal balance of the loans. Washington Mortgage Financial provides a reserve for possible losses on these loans based, in part, upon their past experience. Washington Mortgage Financial increased this reserve by $1.0 million in the nine months since the date of acquisition. The total principal balance of loans serviced under this program was $648 million at April 1, 1996 and $776 million at December 31, 1996. The allowance for loan servicing losses was $4.4 million as of December 31, 1996.

     Other depreciation and amortization includes depreciation and amortization on Washington Mortgage Financial's furniture and equipment and leasehold improvements and the amortization of goodwill. The excess of the purchase price over the fair value of net assets acquired was approximately $5.0 million and has been recorded as goodwill. The furniture and equipment and leasehold improvements are being amortized on a straight-line basis over 5 to 7 years. Goodwill is being amortized on a straight-line basis over 7 years.

     Washington Mortgage Financial's 1996 acquisitions of ACR and Proctor, both discussed above, strengthened its market share in the origination of both multifamily and other commercial mortgage loans.


INTEREST INCOME AND EXPENSE

     Interest income increased $0.5 million and $0.2 million in 1996 and 1995, respectively. The 1996 increase is due primarily to interest income recognized on certain notes receivable acquired in conjunction with the Goldberg Acquisition (see "Acquisitions and New Business") and interest earned on amounts due from the Real Estate Companies. Prior to the sale of the Real Estate Companies in August of 1995, no interest was charged on amounts due from the Real Estate Companies since they were part of NHP Incorporated. The 1995 increase is due primarily to a higher average cash balance in 1995 and interest earned on amounts due from the Real Estate Companies.

     Interest expense decreased $1.6 million in 1996 and increased $0.1 million in 1995. The decrease in 1996 is due primarily to a lower level of bank debt in the first half of 1996 as compared with 1995, partially offset by interest expense on notes payable related to the Southport and Goldberg acquisitions and the non-operating interest expense of Washington Mortgage Financial. The increase in interest expense in 1995 is due primarily to higher levels of debt in

1995, as compared with 1994, prior to the repayment of a substantial portion of the Company's debt in August of 1995 from application of the proceeds from the Company's IPO.


NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which requires the adjustment of the carrying value of long-lived assets and certain identifiable intangibles if their value is determined to be impaired as defined by the standard. The Company's adoption of SFAS No. 121 on January 1, 1996 did not have a material effect on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which allows companies to adopt the fair value method for recognition of stock-based compensation expense or to continue to use the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123's fair value method requires companies to record compensation expense on the date of the grant of stock options based on the fair value of the options as calculated by option pricing models or current market prices. For those companies that do not elect to adopt the fair value method of accounting for stock-based compensation expense, SFAS No. 123 requires disclosure of the proforma impact on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The Company adopted the disclosure provisions of SFAS No. 123 for 1996 and will continue to follow APB No. 25 in accounting for employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equals the market price on the underlying stock on the date of the grant, no compensation expense is recognized. Because the Company's adoption of SFAS No. 123 requires only additional financial statement disclosure, it did not have an effect on the Company's financial position or results of operations.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets and the Extinguishment of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a "financial-components" approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The new standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not expect the new standard to have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. The reported cash flows for 1996 include nine months of activity related to NHP Financial Services. Cash flow related to NHP Financial Services tends to be less predictable and depends largely on the level of loan origination and sales activity. Net cash provided by continuing operations for the years ended December 31, 1996, 1995 and 1994 was $32.5, $9.7 and $11.9 million, respectively. Approximately $10.7 million of the increase in net cash provided by continuing operations in 1996 is attributable to the operating cash flows of NHP Financial Services. The remaining increase in 1996 is due primarily to an increase in operating results related to the increased average number of units under management, the new asset management contract with CRI, Inc., the acquisition of Preferred Home Health and increases in various other revenue categories as well as an increase due to the timing of receipts and payments on various working capital items. The decrease in net cash provided by continuing operations in 1995 was due primarily to the increase in payments for income taxes and the timing of receipts and payments on various working capital items. Cash and cash equivalents totaled $11.4 million as of December 31, 1996. The Company also has additional borrowing capacity under its various lines of credit as discussed below.

     In 1996, net cash used in investing activities was $60.7 million. The increase over 1995 is due primarily to the purchase of businesses, including NHP Financial Services and Preferred Home Health, net of cash acquired, investment in real estate held for sale (the Great Atlantic Acquisition), the purchase of long-term notes related to the Goldberg Acquisition, and NHP Financial Services' purchase of mortgage servicing rights and the ACR pipeline and originations of mortgage servicing rights. In addition, the Company's purchase of fixed assets increased due primarily to amounts paid for leasehold improvements and furniture related to the Company's movement to new facilities in Vienna, Virginia and Indianapolis, Indiana and additional purchases of computer equipment and software. Although Washington Mortgage Financial's acquisition of Proctor was completed as of December 31, 1996, the cash was not paid until early January 1997. Therefore, the Proctor acquisition is not reflected as a use of cash flow from investing activities in the 1996 Consolidated Statement of Cash Flow.

     For 1995, net cash used in investing activities was $16.0 million, reflecting primarily cash used in the Congress, Hall and other acquisitions. Net cash used in investing activities in 1994 of $4.5 million includes additional payments for the Oxford Acquisition and purchases of fixed assets consisting primarily of computer equipment and software.

     In 1996, net cash provided by financing activities was $33.6 million which reflects primarily additional borrowings under the Company's $75 million Credit Facility and Washington Mortgage Financial's $10 million Servicing Acquisition Line discussed below and proceeds from the exercise of stock options, reduced by repayments of debt.

     In 1995, net cash provided by financing activities was $8.8 million, reflecting proceeds from the Company's IPO in August and borrowings on the Company's Credit Facility (see discussion below), reduced by the net repayment of borrowings under the Company's previous credit facility, repayment of notes to related parties and payment of financing, offering and disposition costs. As of the closing of the IPO, the Company borrowed $20.0 million on the Credit Facility and used those funds together with the net proceeds of the IPO as follows: (i) $54.7 million was used to repay in full the Company's indebtedness under its previous credit facility, which was simultaneously terminated by the Company; (ii) $7.0 million was used to repay a note to a former institutional shareholder of the Company; and (iii) $5.5 million was used to repay indebtedness to Demeter, Capricorn, and Mr. Heller. The remaining proceeds were added to the Company's working capital. In consideration for the sale of the Real Estate Companies in 1995, Demeter, Capricorn and Mr. Heller canceled approximately $9.1 million of indebtedness owed by the Company to them. For further discussion, see Note 13 to the Consolidated Financial Statements.

     In 1994, net cash used in financing activities was $4.3 million, reflecting scheduled payments under the then existing credit facility. For further discussion of the Company's debt, see Note 6 to the Consolidated Financial Statements.

     On January 7, 1997, the Company's Board of Directors approved the repurchase of up to 750,000 shares of the Company's common stock over a period extending through June 30, 1998. The Company will acquire shares from time to time, depending on market conditions and subject to regulatory and legal restrictions. The Company expects to finance the stock repurchases through a combination of internally generated cash flows and its credit facility.

     LINES OF CREDIT

     The Company and its subsidiaries have various credit arrangements. As previously discussed, on August 18, 1995, the Company completed an IPO of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million (the "Closing"). At that time, the Company entered into a $75 million, three-year unsecured revolving credit facility with a group of banks (the "Credit Facility"). At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for a fourth year or convert it to a two-year term loan. Availability under the Credit Facility is subject to the Company's compliance with various ratios, operating covenants and other customary conditions. The Credit Facility also restricts the payment of dividends by the Company unless the Company's ratio of EBITDA to interest expense is greater than 3 to 1. In 1996, interest on the Credit Facility was equal to 175 basis points over the London Interbank Offered Rate ("LIBOR") in effect from time to time. In 1996, the Credit Facility also required the payment of a commitment fee of 37.5 basis points per annum on the unused portion of the

Credit Facility. During 1996, the Credit Facility required that any other borrowings be subordinated to the Credit Facility except up to $10 million of borrowings made in connection with the acquisition of assets that will result in additional management rights for the Company, Washington Mortgage Financial's Warehouse Line (described below), and any indebtedness of Washington Mortgage Financial incurred in the acquisition of mortgage loans or mortgage servicing rights. As of December 31, 1996, the Company has outstanding $6.2 million of additional unsubordinated borrowings from third parties. The Credit Facility also permits the Company to make loans or other advances to the Real Estate Companies up to a total of $10 million in connection with the Real Estate Companies' acquisition of real estate assets. As of December 31, 1996 the Company had $57.0 million outstanding under the Credit Facility leaving $18.0 million of available borrowings.

     In February 1997, the terms of the Company's $75 million Credit Facility were amended. The significant changes in the agreement include the allowance of up to $100 million in additional senior unsecured term debt, an increase in the amount of unsubordinated borrowing allowed in connection with acquisitions from $10 million to $25 million, and a reduction in the Credit Facility's overall pricing. The interest rate has been reduced from The First National Bank of Boston's base rate or LIBOR plus 175 basis points to a sliding scale rate which ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points, depending on the Company's ratio of debt to EBITDA. In addition, the commitment fee on the unused portion of the Credit Facility may be reduced from 37.5 basis points per annum to 25 basis points per annum, also depending on the ratio of debt to EBITDA.

     Washington Mortgage Financial holds the mortgages it originates only on a short-term basis and then resells them on a precommitted basis to various investors and, therefore, bears no interest rate risk during the holding period. Washington Mortgage Financial has a warehouse line of credit for $150 million for purposes of originating loans (the "Warehouse Line"). The Warehouse Line is secured by mortgage loans held for sale and is repaid upon sale of the mortgage loans. The interest rate on the Warehouse Line was 1 to 1 1/2 percent during 1996 to the extent compensating balances are maintained, and London InterBank Offered Rate ("LIBOR") plus 1 to 1 1/2 percent for amounts borrowed in excess of compensating balances. The Warehouse Line expires in August 1997, at which time the Company expects to extend it or replace it with a similar line of credit. As of December 31, 1996, Washington Mortgage Financial had drawn $39.9 million on the Warehouse Line leaving $110.1 of available borrowings.

     Washington Mortgage Financial has an additional warehouse agreement providing $15 million of revolving credit at 1 1/2 to 1 5/8 percent to the extent compensating balances are maintained and prime rate for amounts borrowed in excess of compensating balances. Interest is payable monthly. This warehouse line of credit is secured by mortgage loans held for sale and is paid upon sale of the mortgage loans. As of December 31, 1996, Washington Mortgage Financial had no amounts outstanding under this line of credit.

     Washington Mortgage Financial has a separate $10 million line of credit which was used exclusively for the acquisition of servicing rights (the "Servicing Acquisition Line"). The interest rate on the Servicing Acquisition Line was 3 to 3 1/2 percent to the extent compensating balances are maintained and LIBOR plus 3 to 3 1/2 percent for amounts borrowed in excess of compensating balances. In October 1996, the Servicing Acquisition Line was converted to a term loan which is to be repaid in quarterly installments based on a 10 year amortization schedule with the remaining balance due in June 2001. The Servicing Acquisition Line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $1.1 billion. As of December 31, 1996, Washington Mortgage Financial had drawn $6.2 million on the Servicing Acquisition Line. Because this line has been converted to a term loan, Washington Mortgage Financial cannot borrow any additional amounts under this line.

     Washington Mortgage Financial also has a revolving credit agreement providing $10 million of revolving credit to be used for working capital or servicing acquisition purposes (the "Working Capital Line"). The interest rate on the Working Capital Line is 3 1/2 percent to the extent compensating balances are maintained and LIBOR plus 3 1/2 percent for amounts borrowed in excess of compensating balances. The Working Capital Line is renewable annually through June 2001 and requires monthly interest payments. Any principal balance outstanding in June 2001 would be converted to a term loan due in quarterly installments through June 2006. The Working

Capital Line is collateralized by the same assets as the Servicing Acquisition Line. As of December 31, 1996, Washington Mortgage Financial had no amounts outstanding under the Working Capital Line.

     Washington Mortgage Financial has an additional line of credit agreement available for working capital purpose providing for $0.5 million of revolving credit. The interest rate on this line of credit is the prime rate and all borrowings must be paid off annually with interest payments due monthly. At December 31, 1996, Washington Mortgage Financial had no amounts outstanding under this line of credit.

     Washington Mortgage Financial is currently negotiating an additional $35 million warehouse line of credit facility, to be used for the purpose of originating loans. The terms would be similar to the $150 million and $15 million warehouse facilities. Washington Mortgage Financial is also currently negotiating an additional line of credit to be used for servicing acquisitions. The amount and terms of the additional servicing acquisition line have not yet been determined.

     Washington Mortgage Financial has also established a letter of credit of $4.2 million on behalf of Fannie Mae to fund any loan losses incurred under the DUS program. This letter of credit is secured by cash and mortgage-backed securities with a market value of approximately $5.1 million.

     FUTURE CAPITAL EXPENDITURES

     Property Services' future capital expenditures are expected to consist largely of the acquisition of property management rights and other possible acquisitions and expenditures to grow the Company's customer services businesses. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under its credit facility. The Company may also issue additional common stock, either for cash to be used in connection with, or as consideration for, acquisitions. The Company believes that it can repay indebtedness out of operating cash flow or additional equity offerings.

     Property Services' capital expenditures also include costs to acquire computer hardware and software, including software in connection with Property Services' move from mainframe technology to client-server based technology to serve its information systems needs. As of December 31, 1996, the client-server software and related hardware had been purchased with funds from operating cash flow. The Company currently has no material commitments for capital expenditures.

     In 1997, Washington Mortgage Financial intends to pursue acquisitions of new businesses and expansion of its current business. The funds for such acquisitions and investments are anticipated to be provided in 1997 by cash flows and borrowings under Washington Mortgage Financial's credit facilities and by borrowings under the Company's Credit Facility. As a result, non-operating interest expense in 1997 is expected to be higher than in 1996.

     Washington Mortgage Financial believes its funds on hand at December 31, 1996, cash flow from operations, its unused borrowing capacity under its credit lines, and its continuing ability to obtain financing will be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of Washington Mortgage Financial's acquisition and investment program will be governed to some extent by the availability of capital.

     NET OPERATING LOSS CARRYFORWARDS (NOLS)

     As discussed in Note 7 to the Company's Consolidated Financial Statements, the Company has substantial unused net operating loss carryforwards ("NOLs") for Federal tax purposes. In addition, the Company estimates that, based on current projections, its Federal alternative minimum tax NOLs will be exhausted in 1997. Therefore, the Company expects its cash income tax rate to be approximately 13% in 1997 versus approximately 7% in 1996.

     If the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur, for example, if the Company engages in certain transactions involving the issuance of shares of common stock, including the issuance of a sufficient number of shares of common stock in connection with an acquisition or otherwise. If an ownership change were to occur, Section 382 would impose an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized.

     The previously discussed sale of Company stock to AIMCO, if completed, would trigger the Section 382 limitations. In addition, the Company could incur substantial tax liabilities related to the proposed spin-off of its NHP Financial Services subsidiary. The Company has not yet determined the total impact of the various proposed transactions but, as proposed, they could have a negative impact on the Company's future utilization of its deferred tax asset.

     DISCONTINUED OPERATIONS

     Net cash used in discontinued operations for the years ended December 31, 1995 and 1994 was $8.6 million and $0.2 million, respectively. In 1994, net cash used in discontinued operations was primarily for additional investments in certain partnerships, offset by partnership distributions and any proceeds from dispositions of certain properties and partnership interests. In 1995, cash was used primarily to invest in the general partnership interests acquired in the Hall Acquisition.

     INFLATION

     The Company has generally been able to offset cost increases due to inflation with increases in revenues. Accordingly, management does not believe that inflation has had a material effect on its results of operations to date. However, a significant portion of Washington Mortgage Financial's revenue is somewhat sensitive to economic factors including the general level of interest rates. To the extent future inflation increases the general level of interest rates, it could negatively impact Washington Mortgage Financial's results of operations. In addition, there can be no assurance that the Company's other operations will not be adversely affected by inflation in the future.

     FREDDIE MAC NON-COMPLIANCE

     As of December 31, 1996, Washington Mortgage Financial was not in compliance with a tangible net worth standard required by Freddie Mac for continued servicing and future origination of loans held by Freddie Mac. Washington Mortgage Financial's non-compliance with this standard results from the accounting treatment of servicing rights in connection with its acquisition by the Company, and Freddie Mac's policy with respect to recognition of servicing rights as a tangible asset, and does not reflect any deterioration in the operating results or financial condition of Washington Mortgage Financial. Washington Mortgage Financial is seeking and anticipates receiving a waiver of the net worth standard and believes it is in compliance in all material respects with the other applicable requirements of Freddie Mac.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
NHP INCORPORATED

Statement of Financial Responsibility                                       41
Report of Independent Public Accountants                                    42
Consolidated Statements of Operations for the Years Ended
 December 31, 1996, 1995 and 1994                                           43
Consolidated Balance Sheets as of December 31, 1996 and 1995                44
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994                                           45
Consolidated Statements of Shareholders' Equity (Deficit) for the
 Years Ended December 31, 1996, 1995 and 1994                               47
Notes to Consolidated Financial Statements                                  48

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

     In addition, the financial statements have been audited by independent public accountants, whose report follows. These audits provide an objective, independent review of management's discharge of its responsibilities as they relate to the fairness of reported operating results and financial condition. The independent public accountants obtain and maintain an understanding of the Company's accounting and financial controls and conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the Company's consolidated financial statements.

     The Board of Directors has also created an Audit Committee, which is composed of three outside directors, and meets periodically and, when appropriate, separately with the independent public accountants and management to review the activities of each.




     Ann Torre Grant                                   Jeffrey J. Ochs
     Executive Vice President,                         Vice President and
     Chief Financial Officer and Treasurer             Chief Accounting Officer

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NHP Incorporated:

We have audited the accompanying consolidated balance sheets of NHP Incorporated (formerly NHP, Inc.), a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements, consolidating supplementary information and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements, supplementary consolidating information and schedule based on our audits. We did not audit the 1994 financial statements of certain real estate partnerships whose operating results are included in "income (loss) from discontinued real estate operations, net of income taxes," in the accompanying 1994 consolidated financial statements. The net losses of these real estate partnerships ($1,706,000) represent 10% of 1994 net income. The financial statements of these real estate partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts (including the 1994 gross revenues disclosed in Note 10) included in the consolidated financial statements for these real estate partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NHP Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Allowance for Doubtful Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Washington, D.C.,
January 22, 1997 (except with respect
  to the matters discussed in Notes 18 and 19, as to which the date is February 27, 1997)

                                NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1996        1995       1994
                                               --------    --------   --------
Revenue
  Property management services, substantially
   all from related parties                    $ 54,632    $ 48,336   $ 40,953
  On-site personnel, general and
   administrative cost reimbursement,
   substantially all from related parties       127,266     117,249     98,158
  Financial Services                             21,460         -          -
  Financial Services interest income              3,388         -          -
  Administrative and reporting fees,
   substantially all from related parties         4,593       4,148      3,680
  Other, substantially all from related
   parties                                        8,488       4,941      4,505
                                               --------    --------   --------
    Total revenue                               219,827     174,674    147,296

Expenses
  Salaries and benefits
   On-site employees                            124,138     113,100     93,560
   Off-site employees                            36,616      22,371     19,099
  Other general and administrative               20,685      11,899     10,968
  Costs charged to the Real Estate Companies      3,128       4,149      4,598
  Financial Services operating interest             791         -          -
  Provision for loan servicing losses               969         -          -
  Amortization of purchased management
   contracts                                      4,562       3,076      2,043
  Amortization of capitalized mortgage
   servicing rights                               3,062         -          -
  Other depreciation and amortization             2,679         727        481
  Non-recurring expenses                            -            45      1,806
                                               --------    --------   --------
    Total expenses                              196,630     155,367    132,555
                                               --------    --------   --------

Operating income                                 23,197      19,307     14,741
Interest income                                     747         292        121
Interest expense                                 (4,203)     (5,788)    (5,857)
                                               --------    --------   --------

Income from continuing operations before
 income taxes and extraordinary item             19,741      13,811      9,005
Income tax (provision) benefit                   (8,121)     17,802        -
                                               --------    --------   --------

Income from continuing operations before
 extraordinary item                              11,620      31,613      9,005
Income (loss) from discontinued real estate
 operations, net of income tax benefit of
 $1,309 and $0 in 1995 and 1994, respectively       -        (1,963)     7,490
                                               --------    --------   --------

Income before extraordinary item                 11,620      29,650     16,495
Extraordinary item, net of income taxes -
 (see Note 17)                                      -          (400)       -
                                               --------    --------   --------
   Net income                                  $ 11,620    $ 29,250   $ 16,495
                                               ========    ========   ========

Net income (loss) per common share:
  Continuing operations before
   extraordinary item                          $    .91    $   3.27   $   1.11
  Discontinued operations                           -          (.20)       .93
  Extraordinary item                                -          (.04)       -
                                               --------    --------   --------
    Net income                                 $    .91    $   3.03   $   2.04
                                               ========    ========   ========

The accompanying notes are an integral part of these consolidated statements.

                                NHP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
   ASSETS
Cash and cash equivalents                                 $ 11,381    $  5,996
Restricted cash equivalents                                  1,193         -
Receivables, net, substantially all from related parties     15,270      12,809
Mortgage loans held for sale, pledged                       40,263         -
On-site cost reimbursement receivable, substantially
 all from related parties                                    3,816       2,747
Current portion of net deferred tax asset                    7,057       5,916
Investment in real estate held for sale                     13,719         -
Other current assets                                         4,357         277
                                                          --------    --------
  Total current assets                                      97,056      27,745
Purchased management contracts, net                         43,718      34,568
Capitalized mortgage servicing rights, net                  22,460         -
Goodwill, net                                               13,592         -
Property, equipment and capitalized software, net           11,900       3,523
Other assets                                                16,630       4,483
Net deferred tax asset                                       3,597      14,451
                                                          --------    --------

  Total Assets                                            $208,953    $ 84,770
                                                          ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including amounts
 payable to related parties of $143 and $356 in 1996
 and 1995, respectively                                   $  1,720    $    412
Warehouse lines of credit - Financial Services              39,925         -
Accounts payable                                             4,281       4,063
Accrued expenses, including amounts associated with
 related parties of $4,090 and $4,365 in 1996 and
 1995, respectively                                         19,661      10,001
Accrued on-site salaries and benefits                        3,816       2,747
Deferred revenues and other                                  6,186       2,232
                                                          --------    --------
  Total current liabilities                                 75,589      19,455
Long-term debt, including amounts payable to related
 parties of $0 and $139 in 1996 and 1995, respectively      67,922      23,278
Other long-term liabilities                                  9,429       2,883
                                                          --------    --------
  Total liabilities                                        152,940      45,616

Commitments and contingencies (Note 14)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 12,586,629 and 12,264,675 shares
   issued and outstanding in 1996 and 1995, respectively       126         123
  Additional paid-in capital                               131,529     126,293
  Accumulated deficit                                      (75,642)    (87,262)
                                                          --------    --------
    Total shareholders' equity                              56,013      39,154
                                                          --------    --------
      Total Liabilities and Shareholders' Equity          $208,953    $ 84,770
                                                          ========    ========

The accompanying notes are an integral part of these consolidated statements.

                                  NHP INCORPORATED
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1996        1995       1994
                                               --------    --------   --------
Cash Flows From Operating Activities:

  Net income                                   $ 11,620    $ 29,250   $ 16,495
  Extraordinary item, net of income taxes           -           400        -
  Discontinued operations, net of income taxes      -         1,963     (7,490)
                                               --------    --------   --------

  Income before extraordinary item and
   discontinued operations                       11,620      31,613      9,005
  Depreciation and amortization                  10,303       3,803      2,524
  Income taxes                                    5,741     (18,744)       -
  Increase in receivables, substantially all
   from related parties                          (3,315)     (5,893)    (2,389)
  Decrease in Financial Services principal,
   interest and servicing advances                1,708         -          -
  (Increase) decrease in other assets              (215)     (1,477)       160
  Increase (decrease) in accounts payable and
   accrued expenses                               3,503        (293)       886
  Increase in deferred revenues and other
   liabilities                                    3,063         515         76
  Increase in warehouse lines of credit, net     17,263         -          -
  Mortgage loans originated                    (657,217)        -          -
  Mortgage loans sold                           640,071         -          -
  Restricted cash equivalents                      (271)        -          -
  Other                                             244         176      1,630
                                               --------    --------   --------

    Net cash provided by continuing
     operations                                  32,498       9,700     11,892
    Net cash used in discontinued operations        -        (8,554)      (217)
                                               --------    --------   --------

    Net cash provided by operating activities    32,498       1,146     11,675
                                               --------    --------   --------

Cash Flows From Investing Activities:

  Purchase of businesses, net of cash
   acquired                                     (14,326)        -          -
  Investment in real estate held for sale       (13,719)        -          -
  Purchase of management contracts               (8,798)    (13,809)    (2,059)
  Purchase of long-term notes receivable         (8,374)        -          -
  Purchase of mortgage servicing rights          (3,728)        -          -
  Originations of mortgage servicing rights      (2,659)        -          -
  Purchase of ACR pipeline                       (2,000)        -          -
  Purchase of fixed assets                       (7,071)     (2,217)    (2,484)
                                               --------    --------   --------

  Net cash used in investing activities         (60,675)    (16,026)    (4,543)
                                               --------    --------   --------

The accompanying notes are an integral part of these consolidated statements.

                              NHP INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1996        1995       1994
                                               --------    --------   --------
Cash Flows From Financing Activities:

  Additional borrowings                          56,748      33,207        133
  Repayments of debt                            (23,454)    (61,466)    (6,000)
  Borrowings from related parties                   -         1,119      3,903
  Repayments of notes payable to related
   parties                                         (352)    (10,369)      (332)
  Repurchases of common stock from related
   parties                                          -          (375)      (808)
  Proceeds from issuance of common stock, net       -        51,987        -
  Proceeds from option exercises                  1,211         -          -
  Proceeds from sale of stock to related
   parties                                          -           -          343
  Payment of financing, offering and
   disposition costs                               (591)     (5,317)    (1,515)
                                               --------    --------   --------

  Net cash provided by (used in) financing
   activities                                    33,562       8,786     (4,276)
                                               --------    --------   --------

Increase (decrease) in cash and cash
 equivalents                                      5,385      (6,094)     2,856
Cash and cash equivalents, beginning of
 period                                           5,996      12,090      9,234
                                               --------    --------   --------

Cash and cash equivalents, end of period       $ 11,381    $  5,996   $ 12,090
                                               ========    ========   ========

Supplemental Disclosures of Cash Flow
 Information:
  Cash interest payments                       $  4,448    $  6,537   $  4,607
  Cash income tax payments                     $  2,380    $    942   $     49

  Non-cash items:
    Notes payable given as consideration
     for acquisitions                          $  6,293    $    -     $    -
    Stock issued in acquisition of NHP
     Financial Services, Ltd.                  $  3,780    $    -     $    -
    Accrued cost of Proctor Acquisition        $  3,670    $    -     $    -
    Acquisition of leasehold improvements
     and other fixed assets through lease
     incentives                                $  2,217    $    -     $    -
    Reduction in notes payable to related
     parties in consideration for the sale
     of the Real Estate Companies              $    -      $  9,129   $    -

The accompanying notes are an integral part of these consolidated statements.

                                 NHP INCORPORATED
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      ADDITIONAL
                      COMMON STOCK       PAID-     ACCUMU-
                                 PAR      IN        LATED     TREASURY
                     SHARES     VALUE   CAPITAL    DEFICIT     STOCK    TOTAL
                     ------     -----   -------    -------    --------  -----

Balance,
 January 1,
 1994              8,030,925   $ 80   $ 69,343   $(133,007)    $ -    $(63,584)

  Sale of common
   stock              32,500      -        343         -         -         343
  Repurchase of
   common stock          -        -        -           -        (808)     (808)
  Retirement of
   treasury stock    (76,500)     -       (808)        -         808       -
  Net income             -        -        -        16,495       -      16,495
                  ----------   ----   --------   ---------     -----   -------

Balance,
 December 31,
 1994              7,986,925     80     68,878    (116,512)      -     (47,554)

  Stock option
   compensation          -        -        583         -         -         583
  Repurchase of
   common stock          -        -        -           -        (375)     (375)
  Retirement of
   treasury stock    (31,250)     -       (375)        -         375       -
  Issuance of
   common stock
   in public
   offering, net   4,300,000     43     48,198         -         -      48,241
  Issuance of
   common stock
   to Directors        9,000      -        127         -         -         127
  Sale of Real
   Estate Companies
   (Note 1)              -        -      8,882         -         -       8,882
  Net income             -        -        -        29,250       -      29,250
                  ----------   ----   --------   ---------     -----   -------

Balance,
 December 31,
 1995             12,264,675    123    126,293     (87,262)      -      39,154

  Stock issued
   in acquisition    210,000      2      3,778         -         -       3,780
  Exercise of
   stock options     111,954      1      1,497         -         (39)    1,459
  Retirement of
   treasury stock        -        -        (39)        -          39       -
  Net income             -        -        -        11,620       -      11,620
                  ----------   ----   --------   ---------     -----   -------

Balance,
 December 31,
 1996             12,586,629   $126   $131,529   $ (75,642)    $  -    $56,013
                  ==========   ====   ========   =========     =====   =======

The accompanying notes are an integral part of these consolidated statements.

                               NHP INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND ACCOUNTING POLICIES

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

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services, Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers (collectively, "NHP Financial Services"). Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey. Operating results of NHP Financial Services are included with those of the Company from the closing date.

     NATURE OF BUSINESS

     The Company provides a broad array of real estate services nationwide including property management, asset management, mortgage financing and servicing through NHP Financial Services, as well as related services including equity investments, purchasing, risk management and home health care.

     As a result of the acquisition of NHP Financial Services, the Company is now reporting on two business segments, Property Services and Financial Services. Property Services includes the Company's property management and related services. Financial Services includes mortgage financing and servicing through NHP Financial Services. Business segment information is presented in
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information. (See also Consolidating Balance Sheet and Statement of Operations on pages 74 and 75).

     The Company provides a full range of property management and related services to owners of multifamily rental housing properties, primarily properties owned by partnerships in which the Real Estate Companies have an ownership interest. The properties served by the Company are located in urban, suburban and rural areas throughout various regions of the United States other than the Northwest region. This reduces the impact of local economic cycles on the overall operations of the Company. The Company provides services to both "conventional" (market rate) and "affordable" properties. Affordable properties receive some form of Federal and/or state assistance and are generally restricted to low or moderate income tenants.

     NHP Financial Services performs a wide range of commercial mortgage banking services, primarily related to multifamily and other commercial loan origination, secondary marketing and loan servicing. WMF/Huntoon Paige specializes in the origination and servicing of insured multifamily and construction loans.

     Approximately 64% of the properties and 44% of the units managed by the Company as of December 31, 1996 are affordable properties and units. A substantial portion of the affordable properties were built or acquired by the owners with the assistance of programs administered by the United States Department of Housing and Urban Development ("HUD") that provide mortgage insurance, favorable financing terms, or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD.

     For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of Section 8 of the United States Housing Act of 1937 ("Section 8"). These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

     Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

     DEPENDENCE ON THE REAL ESTATE COMPANIES FOR PROPERTY SERVICES REVENUES

     The Company is, and will continue to be, substantially dependent on revenue from services provided to properties controlled by the Real Estate Companies. Approximately 67% of the Company's property management revenue in 1996 was derived from fees for services provided to properties controlled by the Real Estate Companies. Pursuant to the agreements with the Real Estate Companies discussed in Note 13, the Real Estate Companies are required for a period of at least 25 years, subject to certain conditions, to cause the Company to be selected to provide services to each of the properties the Real Estate Companies control and properties they may control in the future.

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

     PROPERTY SERVICES - REVENUE AND EXPENSES

     The Company recognizes property management, Buyers Access (Registered Trademark), tax credit investment and insurance advisory fee revenues as services are rendered and the revenue is earned. Administrative and reporting fees are earned for providing administrative services to certain partnerships in which the Real Estate Companies have ownership interest. These fees are payable only to the extent distributable cash flow of the partnerships, as defined, is available. The Company accrues these fees as services are rendered and establishes a reserve equal to the amount of accrued fees that are not assured of being paid. Prepayments received on service contracts are deferred and recognized as revenue when the related services are performed. Revenues from Preferred Home Health are recognized as services are performed. Property management services revenue includes direct management fees, central accounting fees, computer fees and asset management fees as well as various other fees earned in conjunction with the management of properties.

Buyers Access (Registered Trademark) revenue, tax credit investment revenue, revenues from Preferred Home Health and insurance advisory fee revenue are included in other revenue on the Consolidated Statement of Operations.

     Personnel hired to provide operating and management services to the individual properties which the Company manages are employees of the Company ("On-site Employees"). All payroll costs, including payroll taxes and benefits, relating to On-site Employees are reimbursable to the Company by the individual properties. These costs, which totaled $124.1, $113.1, and $93.6 million for the years ended December 31, 1996, 1995 and 1994, respectively, have been reflected as operating expenses, and the related reimbursements have been included in operating revenue as part of on-site personnel, general and administrative cost reimbursements. The Company accrues as a liability amounts charged to the individual properties for On-site Employee benefits (health insurance and 401(k) Plan employer contributions) which have not yet been paid to third party providers of services. All other employees of the Company are classified as "Off -site Employees."

     The Company also provides asset management, finance, accounting and tax services to the Real Estate Companies on a cost reimbursable basis. The costs charged back to the Real Estate Companies have been reflected as operating expenses and the related reimbursements have been included in operating revenue as part of on-site personnel, general and administrative cost reimbursements in the accompanying consolidated financial statements and amounted to $3.1, $4.1 and $4.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     FINANCIAL SERVICES REVENUE

     Financial Services revenue includes gains on sale of mortgage loans, servicing fees and placement fees. Gains on sale of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans when sold, after adjustment, when applicable, for the capitalization of originated mortgage servicing rights. In addition, gains on sale of mortgage loans include origination fees paid by the borrower. Recognition of origination fees is deferred until the loans are sold.

     Servicing fees represent fees earned for servicing real estate mortgage loans owned by institutional investors, including subservicing fees. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected. Late charge income is recognized as income when collected and is included in servicing fee income. Placement fees represent monies earned relating to utilization of escrow funds. Income is recognized during the period in which it is earned.

     FINANCIAL SERVICES INTEREST INCOME AND OPERATING INTEREST EXPENSE

     Financial Services interest income represents primarily interest income earned on originated loans between the date of closing with the borrower (date of origination) and funding by the investor (date sold). Financial Services operating interest expense represents primarily the interest cost associated with warehousing the loans.

     INCOME TAXES

     The benefit (provision) for income taxes includes Federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The net deferred tax asset relates primarily to net operating loss carryforwards ("NOLs") recognized by the Company subsequent to the sale of the Real Estate Companies. For further discussion see Note 7.

     NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. The weighted average shares and equivalents used in the per share calculations were 12,729,636, 9,644,745, and 8,094,733 for the years ended December 31, 1996, 1995 and 1994, respectively. As there is not a material difference (less than 3%) between net income per share and fully-diluted net income per share, only net income per share is presented.

     In February 1995, the Company's Board of Directors declared a 25 for 1 split of the Company's common stock. All share and per share amounts have been restated to reflect the stock split.

     On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million. The net proceeds were used in their entirety to repay certain of the Company's outstanding debt (see Note 6).

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents.

     RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents represent principal and interest remittances on Washington Mortgage Financial's Government National Guarantee Mortgage Association ("Ginnie Mae") mortgage-backed securities discussed below, which have been invested in money market funds. These cash equivalents have been designated by the Company as additional collateral on the Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") letter of credit. For further discussion see Note 14.

     RECEIVABLES

     Receivables, which are substantially all from related parties, are stated net of an allowance for doubtful accounts of $2.5 and $1.6 million at December 31, 1996 and 1995, respectively.

     MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

     PURCHASED MANAGEMENT CONTRACTS

     The cost of acquiring the rights to manage multifamily real estate properties is capitalized and amortized over the shorter of 15 years or the estimated life of the management contracts which include projected renewals. Purchased management contracts are being amortized over terms ranging from 1 to 15 years. The Company periodically reevaluates its assumptions regarding projected renewals for the purpose of determining the need to adjust the estimated life of management contracts. Purchased management contracts are stated net of accumulated amortization of $11.9 and $8.4 million at December 31, 1996 and 1995, respectively.

     CAPITALIZED MORTGAGE SERVICING RIGHTS

     In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." NHP Financial Services adopted this statement as of January 1, 1996.

     The primary difference between SFAS No. 122 and SFAS No. 65, as they relate to NHP Financial Services, is the accounting treatment for originated mortgage servicing rights ("OMSRs"). Substantially all of NHP Financial Services' originations are in-house, whereby the underlying loans are funded and closed by NHP Financial Services. SFAS No. 122, among other provisions, requires the recognition of OMSRs, as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values if determinable based upon a liquid market value. The capitalization of a portion of the total cost incurred as OMSRs, where applicable, has the effect of increasing the gain recognized at the date of the sale of the loans over what would have been recognized under SFAS No. 65 by decreasing the carrying value of the loans. Under

SFAS No. 65, the cost of OMSRs was included with the cost of the related loans and was included in determining the gain or loss on sale of the loans when the loans were sold. PMSRs were previously recorded as assets under SFAS No. 65.

     NHP Financial Services evaluates all of its capitalized mortgage servicing rights quarterly for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. In measuring impairment, the carrying amount is stratified based on the predominant risk characteristics of the underlying loans including interest rate and loan type. Impairment, if applicable, is recognized through a valuation allowance for each individual stratum. No valuation allowance was required for the capitalized mortgage servicing rights as of December 31, 1996.

     NHP Financial Services has determined that only its permanent FHA loan originations meet the criteria for market determination and, therefore, only recognizes OMSRs on these originations. To determine the fair value of the OMSRs created, NHP Financial Services uses a valuation model that calculates the estimated present value of future cash flows related to the servicing of the loans.

     Capitalized Mortgage Servicing Rights are stated net of accumulated amortization of $3.1 million at December 31, 1996. Capitalized mortgage servicing rights are being amortized using a straight line method over periods up to seven years. Capitalized mortgage servicing rights relating to approximately $1.1 billion of loans are collateral for the servicing acquisition line of credit. The fair value of capitalized mortgage servicing rights at December 31, 1996 was approximately $28.5 million.

     GOODWILL

     Goodwill represents the excess of the cost of acquired businesses over the fair value of their tangible and identified intangible assets. Goodwill was recorded in conjunction with the NHP Financial Services, Goldberg, and Proctor acquisitions described in Note 2. Goodwill is being amortized on a straight-line basis over periods of 7 to 10 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is stated net of accumulated amortization of $0.9 million at December 31, 1996.

     PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

     Property and equipment is carried at cost, net of accumulated depreciation, and includes all major renewals and betterments. Maintenance, repairs and minor replacements are expensed as incurred. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the related assets, or the lesser of useful life or lease term for leasehold improvements. The lives used for calculating depreciation vary from 5 to 7 years.

     Computer software purchased from or developed by outside vendors is capitalized and is carried at cost net of accumulated amortization. Amortization expense is computed on a straight-line basis over the shorter of the estimated useful life of the software or five years.

     OTHER ASSETS

     Other assets includes notes receivable, mortgage-backed securities, deferred acquisition costs, deferred financing costs and other non-current assets.

     NOTES RECEIVABLE - In conjunction with the 1996 Goldberg Acquisition discussed in Note 2, the Company purchased two notes receivable. The two notes bear interest at 9% and 9.75% and are due from the project limited partnerships of two Florida rental retirement communities to the extent the properties have net cash flow available for payment. The 9% note was recorded at its face value of $5.1 million, which approximates fair value. The 9.75% note has a face value of $7.4 million and was recorded at its estimated fair value of $3.3 million, net of a discount of $4.1 million. The discount is being amortized into interest income over 15 years using a method that approximates the effective interest method. The net balance as of December 31, 1996, on these notes receivable, including approximately $0.5 million of which is considered current and is included in other current assets on the Consolidated Balance Sheet, was $8.4 million. The Company recognized $0.4 million of interest income on these notes in 1996.

     MORTGAGE-BACKED SECURITIES - The Company classifies its mortgage-backed securities as held-to-maturity in accordance with the provisions of SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Held-to-maturity securities are those securities which the Company has the ability and the intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Premiums and discounts are amortized using a method which approximates the interest method over the term of the security.

     Mortgage-backed securities consist of Ginnie Mae securities held by NHP Financial Services totaling $3.9 million at December 31, 1996. The market value of the securities is approximately $3.9 million at December 31, 1996. The securities held at December 31, 1996 mature in periods from 2028 and 2029 and are collateral for the letter of credit of $4.2 million established on behalf of Fannie Mae DUS multifamily loan program. These securities carry a AAA credit rating.

     DEFERRED FINANCING COSTS - Certain costs of obtaining the financing arrangements described in Note 6 have been deferred and are being amortized to interest expense over the remaining term of the related debt. In 1995, the Company recorded as an extraordinary item the write off of deferred financing costs related to the Company's previous credit facility (see Note 17). Deferred financing costs, net of accumulated amortization, were $0.4 and $0.6 million as of December 31, 1996 and 1995, respectively.

     DEFERRED ACQUISITION COSTS - Certain costs related to the investigation, pursuit and negotiation of potential acquisitions are deferred until the acquisition is consummated or until the Company determines that it will no longer pursue a particular acquisition. Deferred costs associated with a completed acquisition are considered part of the acquisition price and are allocated, along with the costs incurred at closing, to the asset or assets acquired. Costs associated with potential acquisitions that are determined to no longer be viable are expensed in the period of the determination. Deferred acquisition costs were $0.7 and $2.6 million at December 31, 1996 and 1995, respectively.

     ALLOWANCE FOR LOAN SERVICING PORTFOLIO LOSSES

     NHP Financial Services bears a portion of the credit loss risk associated with the loans it services as a result of its participation in the Fannie Mae DUS multifamily loan program. The allowance for loan servicing portfolio losses represents management's estimate of the losses which may be incurred on limited recourse loans underwritten to date. Management believes the current reserve is adequate to provide for such future losses. Management regularly reviews the adequacy of this allowance, considering such items as economic conditions and collateral value, and makes adjustments to the allowance as considered necessary. The allowance for loan servicing portfolio losses was $4.4 million at December 31, 1996, and is included in other long-term liabilities on the Consolidated Balance Sheet. For further discussion, see Note 14.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     NEW ACCOUNTING STANDARDS

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," on January 1, 1996. These statements did not have an effect on the Company's financial position or results of operations. See Note 11 for further discussion of SFAS No. 123.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company intends to adopt SFAS No. 125 on

January 1, 1997. In the opinion of management, this statement will not have a material effect on the Company's financial position or results of operations.

(2)  ACQUISITIONS AND NEW BUSINESS

     NHP FINANCIAL SERVICES

     As previously discussed, as of April 1, 1996, NHP Incorporated acquired NHP Financial Services, for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. The transaction has been accounted for under the purchase method of accounting. All assets acquired were recorded at their estimated fair value which resulted in recording an identifiable intangible asset of approximately $19.1 million related to acquired servicing rights. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.0 million and has been recorded as goodwill. The goodwill is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. Operating results of NHP Financial Services are included with those of the Company from the closing date.

     At closing, the 210,000 shares of the Company's common stock were placed in an escrow account as security for the satisfaction of claims by the Company under the stock purchase agreement against the former owner of NHP Financial Services (the "Seller"). Claims will be paid, subject in certain instances to a deductible, from the escrow by returning the number of shares to the Company equal to the value of the claim, as determined by the then current market value of the Company's common stock. One-half of the shares remaining in the escrow will be released to the Seller upon each of the first two anniversary dates of the transaction beginning April 1, 1997, with the remaining shares to be released to the Seller on April 1, 1999.

     The following unaudited pro forma combined financial information presents the historical results of operations for the Company and NHP Financial Services for the twelve month periods ended December 31, 1996 and 1995, with pro forma adjustments as if NHP Financial Services had been acquired as of the beginning of the periods presented. The unaudited pro forma information is based upon certain estimates and assumptions that the Company believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the dates indicated, or of future operations.

                                        FULL YEAR (UNAUDITED)
                                     --------------------------
                                        1996             1995
                                     ---------        ---------

     Total revenues                  $ 224,043        $ 197,492
                                     =========        =========

     Operating income                $  23,820        $  18,544
                                     =========        =========

     Net income                      $  11,813        $  27,574
                                     =========        =========

     Net income per share            $     .92        $    2.80
                                     =========        =========


     PROCTOR & ASSOCIATES

     As of December 31, 1996, Washington Mortgage Financial acquired Detroit-based Proctor & Associates ("Proctor"), the 37th largest commercial mortgage banking firm in the nation, according to June 30, 1996, data published by the Mortgage Banking Association, for $3.7 million. Included in the transaction is Proctor's $1.1 billion loan servicing portfolio of multifamily, retail, and office building mortgages, as well as the firm's fifteen active correspondent relationships with life insurance companies. Proctor originated nearly $180 million in commercial mortgage loans in 1996. The purchase has been accounted for under the purchase method of accounting.

All assets acquired were recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired was $3.1 million and has been recorded as goodwill.

     GOLDBERG ACQUISITION

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. (the "Goldberg Acquisition"). In addition, the Real Estate Companies acquired certain other notes receivable from one of the properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties. The Company and the Real Estate Companies acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. The cost of the Company's portion of the acquisition, including transaction costs, was approximately $16.3 million in cash and $4.0 million in long-term notes. The purchase price was funded through additional borrowings under the Company's revolving credit facility. The transaction was accounted for under the purchase method of accounting. All assets acquired were recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired was approximately $6.2 million and has been recorded as goodwill. Preferred Home Health, Inc. is a provider of home health care services to residents of multifamily rental retirement communities.

     AMERICAN CAPITAL RESOURCE, INC.

     On May 13, 1996, WMF/Huntoon Paige, a subsidiary of Washington Mortgage Financial, completed the purchase of a portion of the loan production pipeline, as well as certain other assets, of American Capital Resource, Inc. ("ACR") for approximately $2.2 million plus potential future payments based on realization of the pipeline through August 1997. The acquisition has been accounted for under the purchase method of accounting. In addition, during 1996 WMF/Huntoon Paige also purchased the servicing rights to various loans from ACR for a total of $2.0 million.

     GUILFORD

     The Real Estate Companies completed the Guilford Acquisition in January 1996, by which the Real Estate Companies acquired the general partnership interests and certain limited partnership interests in partnerships that own 14 properties containing 2,995 units. In conjunction with this acquisition by the Real Estate Companies, the Company paid the Real Estate Companies $2.6 million ($1.5 million of which was paid in December 1995) to enter into property management contracts with each property for a period of four to five years, commencing in December 1995.

     SOUTHPORT

     In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing 2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and began managing the remaining two properties containing 283 units in early 1996. The Company acquired the right to manage all 14 of the Southport properties for $4.0 million, approximately $3.0 million of which will be paid in various quarterly installments through the year 2000. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and will have a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

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

     CONGRESS

     On December 31, 1994, the Company and the Real Estate Companies entered into a binding agreement to purchase for $6.7 million from Congress Realty Companies the general partner interests, property management rights and rights to certain receivables related to a 13-property portfolio containing 4,301 units. The acquisition was accounted for as a 1994 transaction using the purchase method of accounting. Substantially all of the purchase price was paid in January 1995.

     See also Note 19 for discussion of 1997 acquisitions.

(3)  INVESTMENT IN REAL ESTATE HELD FOR SALE

     On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately $86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in third-party nonrecourse debt and $15.6 million in cash. The Company intends to hold this investment in real estate only until such time as a third-party investor acquires the ownership interests in the properties and, accordingly, the net investment, less amounts allocated to purchased management contracts, is recorded on the Consolidated Balance Sheet at the lower of carrying value or fair value less estimated cost to sell. Full year 1996 earnings from these properties, excluding depreciation, was $0.6 million. The recognition of the Company's pro rata share of these earnings increased the Company's investment. This increase was offset by the establishment of a valuation allowance to reduce the recorded investment to the lower of carrying value or fair value less estimated cost to sell which resulted in no net income being recognized related to these properties. Upon disposition of its ownership interests, the Company intends to retain the long-term rights to manage the properties. The Company is currently in negotiations with a potential third-party investor but there can be no assurance that these continued negotiations will result in the sale of the Company's investment.

(4)  PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

     Property, equipment and capitalized software consist of the following (in thousands):

                                                              DECEMBER 31,
                                                        ---------------------
                                                          1996          1995
                                                        -------        ------
     Property and equipment                             $ 7,877        $3,393
     Leasehold improvements                               2,486           268
     Capitalized software                                 4,209         1,642
                                                        -------        ------
                                                         14,572         5,303
       Less accumulated depreciation and amortization     2,672         1,780
                                                        -------        ------
                                                        $11,900        $3,523
                                                        =======        ======

(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1996          1995
                                                        -------        -------
     Accrued personnel and payroll costs                $10,005        $ 7,990
     Accrued cost of Proctor acquisition                  3,670            -
     Other                                                5,986          2,011
                                                        -------        -------
                                                        $19,661        $10,001
                                                        =======        =======

     The Proctor acquisition closed on December 31, 1996, but the cash was not paid until early January 1997. Therefore, an accrued cost was recorded for the purchase price as of December 31, 1996.

(6)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1996          1995
                                                        -------        -------
     Lines of credit:
       $75 million Credit Facility                      $57,000        $23,000
       $10 million Servicing Acquisition Line             6,212            -
     Notes payable - Goldberg                             4,000            -
     Notes payable - Southport
     (net of unamortized discount of
     $364 and $42 in 1996 and 1995, respectively)         2,184            195
    Capital lease obligations                               103            -
    Note payable to Oxford                                  143            495
                                                        -------        -------
                                                         69,642         23,690
      Less current portion                               (1,720)          (412)
                                                        -------        -------
        Long-term debt                                  $67,922        $23,278
                                                        =======        =======

     LONG-TERM DEBT AND LINES OF CREDIT

     In August 1995, the Company entered into a $75.0 million, three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for a fourth year or may convert it at the end of the second year to a two-year term loan with equal quarterly installments based on a five year amortization schedule and the remaining balance (approximately 60%) due at the end of the two-year term. Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. The Credit Facility restricts the payment of dividends by the Company unless the Company's ratio of income from continuing operations before interest, income taxes, depreciation and amortization ("EBITDA") to interest expense is greater than 3 to 1. In 1996, interest on the Credit Facility was equal to 175 basis points over the London Interbank Offered Rate ("LIBOR") in effect from time to time. In 1996, the Credit Facility also required the payment of a commitment fee of 37.5 basis points per annum on the unused portion of the Credit Facility. During 1996, the Credit Facility required that any other borrowings be subordinated to the Credit Facility except up to $10 million of borrowings made in connection with the acquisition of assets that will result in additional management rights for the Company, Washington Mortgage Financial's Warehouse Line (described below), and any indebtedness of Washington Mortgage Financial incurred in the acquisition of mortgage loans or mortgage servicing rights. As of December 31, 1996, the Company had outstanding $6.2 million of additional unsubordinated borrowings from third parties. The Credit Facility limits the amount of loans or other advances by the Company to the Real Estate Companies to a total of $10 million. At December 31, 1996, $40 thousand was due directly from the Real Estate Companies. In February 1997, the terms of the Credit Facility were amended. See Note 19 for discussion of the changes in significant terms.

     At December 31, 1996, the Company classified all borrowings under the Credit Facility due within one year as long-term. The Company has both the intent and the ability, through the Credit Facility, to refinance these amounts on a long-term basis.

     During the third quarter of 1996, Washington Mortgage Financial renegotiated the terms of its existing warehouse line of credit (the "Warehouse Line"), which is used for the purpose of originating loans. The Warehouse Line was increased from $80 million to $150 million. The interest rate on the Warehouse Line was 1 to 1 1/2 percent during 1996 to the extent compensating balances are maintained or LIBOR plus 1 to 1 1/2 percent for amounts borrowed in excess of compensating balances. The Warehouse Line is secured by mortgage loans held for sale and is repaid upon sale of the mortgage loans. The Warehouse Line expires in August 1997, at which time the Company expects to extend it or replace it with a similar line of credit. As of December 31, 1996, Washington Mortgage Financial had drawn $39.9 million on the Warehouse Line.

     Washington Mortgage Financial has an additional warehouse agreement providing $15 million of revolving credit at 1 1/2 to 1 5/8 percent to the extent compensating balances are maintained and the prime rate for amounts borrowed in excess of compensating balances. As of December 31, 1996, Washington Mortgage Financial had no amounts outstanding under this line of credit. Interest is payable monthly. This warehouse line of credit is secured by mortgage loans held for sale and is paid upon sale of the mortgage loans.

     Washington Mortgage Financial has a separate line of credit which was used exclusively for acquisition of mortgage servicing rights (the "Servicing Acquisition Line"). The interest rate on the Servicing Acquisition Line in 1996 was 3 to 3 1/2 percent to the extent compensating balances are maintained or LIBOR plus 3 to 3 1/2 percent for amounts borrowed in excess of compensating balances. In October 1996, the Servicing Acquisition Line was converted to a term loan which is to be repaid in quarterly installments, based on a 10 year amortization schedule, with the remaining balance due in June 2001. The Servicing Acquisition Line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $1.1 billion. The original commitment amount of the Servicing Acquisition Line was $10 million and as of December 31, 1996, Washington Mortgage Financial had drawn $6.2 million on this line. Because this line has been converted to a term loan, Washington Mortgage Financial cannot borrow any additional amounts under this line.

     Washington Mortgage Financial also has a revolving credit agreement providing $10 million of revolving credit to be used for servicing acquisitions or working capital advances (the "Working Capital Line"). Interest on the Working Capital Line is 3 1/2 percent to the extent compensating balances are maintained or LIBOR plus 3 1/2 percent for amounts borrowed in excess of compensating balances. The Working Capital Line is renewable annually through June 2001 and requires monthly interest payments. Any principal balance outstanding at June 2001 would be converted to a term loan due in quarterly installments through June 2006. The Working Capital Line is collateralized by the same assets as the Servicing Acquisition Line. As of December 31, 1996, Washington Mortgage Financial had no amounts outstanding under the Working Capital Line.

     Washington Mortgage Financial has an additional unsecured line of credit agreement available for working capital purposes providing for $0.5 million of revolving credit. The interest rate on this line of credit is the prime rate and all borrowings must be paid off annually with interest payments due monthly. At December 31, 1996, Washington Mortgage Financial had no amounts outstanding under this line of credit.

     NOTES PAYABLE - GOLDBERG

     As a portion of the consideration in the Goldberg Acquisition, the Company issued various notes payable totaling $4.0 million. The notes bear interest at 9.5% per annum and require quarterly interest payments with the principal due at maturity, July 12, 2006.

     NOTES PAYABLE - SOUTHPORT

     In conjunction with the Real Estate Companies' purchase from Southport Financial Corporation of the general partner interests in partnerships that own 14 properties containing 2,140 units, the Company completed its acquisition of the management rights for these properties. As consideration for the acquisition of the management rights, the Company issued various non-interest bearing notes in 1996 and 1995 with a total face value of $3.0 million which are due in various quarterly installments through the year 2000. These notes were recorded at $2.5 million, net of an unamortized discount of $0.5 million based on an imputed interest rate of 9.5%.

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

     In consideration for the sale of the Real Estate Companies in August of 1995, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company (for further discussion, see Notes 10 and 13).

     OTHER

     The following table provides more detail on interest rates (including commitment fees) and borrowings made under the Company's various credit agreements (dollar amounts in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
$75 million Credit Facility (a):
  Weighted average interest rate at period-end        7.61%     8.40%     6.42%
  Maximum month-end borrowings during the period   $57,000   $58,466   $57,126
  Average borrowings during the period             $43,917   $41,457   $54,454
  Weighted average interest rate, during the
   period                                             7.70%     9.03%     6.47%

$150 million Warehouse Line:
  Weighted average interest rate at period-end        1.00%      -         -
  Maximum month-end borrowings during the period   $52,885       -         -
  Average borrowings during the period             $43,327       -         -
  Weighted average interest rate, during the
   period                                             1.17%      -         -

$10 million Servicing Acquisition Line:
  Weighted average interest rate at period-end        3.00%      -         -
  Maximum month-end borrowings during the period   $ 9,960       -         -
  Average borrowings during the period             $ 8,884       -         -
  Weighted average interest rate, during the
   period                                             3.17%      -         -

$15 million warehouse line:
  Weighted average interest rate at period-end        1.50%      -         -
  Maximum month-end borrowings during the period   $ 7,100       -         -
  Average borrowings during the period             $ 3,765       -         -
  Weighted average interest rate, during the
   period                                             1.50%      -         -

------------------
(a) Includes the Company's $75 million Credit Facility and/or any prior credit agreements in 1995 and 1994.

     Aggregate annual maturities for the Company's long-term debt as of December 31, 1996, which excludes the Warehouse Line are $1.9, $1.8, $58.8, $1.3 and $2.2 million for the years 1997 through 2001, respectively. For the purposes of calculating aggregate maturities, the Credit Facility is assumed to be extended for a fourth year but the Company has not yet determined what option it will choose under the terms of the Credit Facility.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return, and in certain states, consolidated state income tax returns. As of December 31, 1994, the Company had net operating loss carryforwards (NOLs) of approximately $140 million which were attributable primarily to partnership losses related to the Real Estate Companies. In connection with the sale of the Real Estate Companies (discontinued operations), the Company utilized approximately $60 million of its NOLs, and the remaining NOLs were allocated between the Company and the Real Estate Companies. At December 31, 1996, the Company estimates that it has remaining approximately $55 million of gross unused NOLs for Federal tax purposes which expire in varying amounts between 2004 and 2008. Realization of the NOLs is dependent on generating sufficient taxable income prior to the expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset related to the NOLs will be realized. Therefore, upon the sale of the Real Estate Companies in the third quarter of 1995, the Company reduced its valuation allowance as those entities historically generated operating losses, while continuing operations have historically generated operating income.

The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Furthermore, if the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur, for example, if the Company engages in certain transactions involving the issuance of shares of common stock, including the issuance of a sufficient number of shares of common stock in connection with an acquisition or otherwise. If an ownership change were to occur, Section 382 would impose an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized.

     The following table summarizes the consolidated tax effect related to the Company's deferred tax assets and liabilities (in thousands):

                                                              DECEMBER 31,
                                                          -------------------
                                                           1996        1995
                                                          -------     -------
Deferred tax assets:
  Net operating loss carryforwards                        $19,737     $26,904
  Tax credit carryforwards                                  1,157         572
  Allowance for loan servicing portfolio losses             1,566         -
  Vacation and incentives                                     470          32
  Other temporary differences between book and tax          1,293         349
                                                          -------     -------
Total deferred tax assets                                  24,223      27,857
Valuation allowance for deferred tax assets                (7,547)     (5,020)
                                                          -------     -------
Deferred tax assets                                        16,676      22,837
Deferred tax liabilities:
  Capitalized mortgage servicing rights                     4,768         -
  Amortization of purchased management contracts              476         847
  Management fees receivable                                  567       1,623
  Other temporary differences between book and tax            211         -
                                                          -------     -------
Total deferred tax liabilities                              6,022       2,470
                                                          -------     -------
Net deferred tax asset                                    $10,654     $20,367
                                                          =======     =======

     The Company did not record a tax provision during the first and second quarter of 1995, therefore, a year-to-date tax provision was recorded in the third quarter of 1995. A reconciliation of income tax expense computed at the statutory Federal and state rates to the provision (benefit) for income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Federal income tax provision at the Federal
 statutory rate - 35% in 1996 and 1995,
 34% in 1994                                       $ 6,910   $  4,834  $ 5,608
State income tax provision, net of Federal
 income tax benefit - 5%                               987        690      924
Goodwill amortization not deductible for tax
 purposes                                              224        -        -
Change in net deferred tax asset                    (2,527)       -        -
Change in valuation allowance                        2,527    (23,326)  (6,532)
                                                   -------   --------  -------
Provision (benefit) for income taxes               $ 8,121   $(17,802) $   -
                                                   =======   ========  =======

     In conjunction with the preparation and filing of the Company's 1995 Federal tax return in late 1996, the Company identified certain items which increased the Company's deferred tax asset due primarily to differences between estimates of items made at the time of the sale of the Real Estate Companies and actual amounts reported in the Company's tax return. Also as part of this analysis, the Company updated its evaluation of all of its deferred tax assets to determine if, in accordance with SFAS 109, the realization of these assets was more likely than not. Accordingly, the Company recorded an increase in the valuation allowance to offset the increase in the deferred tax asset.

     Prior to 1995, a valuation allowance equal to the net deferred tax asset was established due to the uncertainty, on a consolidated basis, surrounding the Company's ability to generate sufficient taxable income in future years to utilize the NOLs. The net change in the valuation allowance in 1994, reduced the annual provision for income taxes to zero. The components of the benefit (provision) for income taxes for 1996 and 1995 is summarized as follows (in thousands):

                                               1996         1995      1994
                                             --------    ---------   --------
     Current provision                       $ 1,314     $    608    $    -
     Deferred provision                        6,807        4,916         -
     Change in net deferred tax asset         (2,527)         -           -
     Change in valuation allowance for
      deferred tax asset                       2,527      (23,326)        -
                                             -------     --------    --------
     Provision (benefit) for income taxes    $ 8,121     $(17,802)        -
                                             =======     ========    ========

(8)  LOAN ADMINISTRATION

     NHP Financial Services portfolio of mortgage loans serviced for institutional investors aggregated approximately $6.2 billion at December 31, 1996. At December 31, 1996, NHP Financial Services' portfolio included approximately $3.3 billion serviced at WMF/Huntoon, Paige and approximately $1.8 billion at Washington Mortgage Financial. Included in NHP Financial Services' portfolio at December 31, 1996, are approximately $5.8 billion of multifamily and other commercial loans and $396 million in construction loans.

     In connection with the construction loan portfolio, NHP Financial Services makes certain advances to borrowers. On FHA insured construction loans, the NHP Financial Services advances construction funds pending security holder purchases. Such advances amounted to approximately $4.2 million at December 31, 1996. NHP Financial Services is obligated to advance another $258 million on construction loans administered at December 31, 1996.

     In addition, NHP Financial Services makes voluntary advances under certain of its servicing agreements pending receipt from the mortgagors and the Department of Housing and Urban Development ("HUD") on applicable subsidized loans. Such advances amounted to approximately $2.0 million at December 31, 1996 and are included in other current assets on the Consolidated Balance Sheet.

     Related escrow funds, which represent borrowers' insurance, taxes and replacement reserves, of approximately $228 million at December 31, 1996, are on deposit in escrow bank accounts and are not included in the accompanying consolidated balance sheet. NHP Financial Services carries blanket bond coverage of $5 million and errors and omissions coverage in the amount of $10 million.

     The principal balances of mortgage loans serviced for others are summarized by investor as follows (dollars in thousands):

                                                              DECEMBER 31,
                                                          ---------------------
                                                                      UNPAID
                                                           NUMBER    PRINCIPAL
                                                          OF LOANS    BALANCE
                                                          --------   ----------
Investor:
  Federal National Mortgage Association ("Fannie Mae")        299    $1,305,976
  Government National Mortgage Association ("Ginnie Mae")     318     1,275,180
  Federal Home Loan Mortgage Corporation ("FHLMC")            248       245,698
  Other investors                                           1,271     3,374,584
                                                           ------    ----------
Total loans serviced for others                             2,136    $6,201,438
                                                           ======    ==========

     The Company's mortgage servicing portfolio has the following geographic and interest rate concentrations based on the portfolio's unpaid balance as of December 31, 1996:

                                                           PERCENT
                                                           -------
               State:
                 New York                                   11.2%
                 Texas                                      11.9%
                 Other                                      76.9%
                                                           -----
                                                           100.0%
                                                           =====

               Interest Rate:
                 Less than 7.5%                             23.2%
                 7.5% to 9.49%                              71.4%
                 Greater than 9.49%                          5.4%
                                                           -----
                                                           100.0%
                                                           =====

(9)  SHAREHOLDERS' EQUITY

     AUTHORIZED STOCK

     The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, $.01 par value, of which 12,586,629 shares were issued and outstanding as of December 31, 1996.

     TREASURY STOCK

     In February 1993, effective as of December 31, 1992, the Company entered into a Stock Purchase Agreement (the "Stock Agreement") with The NHP Foundation (the "Foundation"), a non-profit organization formed to provide assisted housing to low-income families. The Stock Agreement provided for reimbursement to the Company for services provided to the Foundation via redemption of shares, at approximately $10.56 per share, of the Company's common stock held by the Foundation. In 1994, the Foundation exchanged 46,500 shares in satisfaction of $0.5 million due the Company for services rendered to the Foundation in 1994. In an unrelated transaction in 1994, the Company purchased 30,000 shares at a price of $12 per share, from a member of management upon his resignation from the Company. All shares were retired by the Company, as received.

     On January 27, 1995, 331,950 shares of Company stock owned by the Foundation were purchased by other current Company shareholders. Additionally, on May 1, 1995, 31,250 shares of Company stock were repurchased from the Foundation at a price of $12 per share, effectively terminating the Stock Agreement.

     During the third quarter of 1996, 2,046 shares of the Company's common stock were received by the Company in partial payment for the exercise of certain options and were recorded as treasury stock. The shares were subsequently retired in the fourth quarter of 1996.

     AUTHORIZATION OF REPURCHASE OF SHARES

     On January 7, 1997, the Company's Board of Directors approved the repurchase of up to 750,000 shares of the Company's common stock over a period extending through June of 1998. The Company will acquire shares from time to time, depending on market conditions and subject to regulatory and legal restrictions. The Company expects to finance the stock repurchases through a combination of internally generated cash flows and its credit facility.

(10) DISCONTINUED REAL ESTATE OPERATIONS

     On June 14, 1994, the Company's Board of Directors approved a plan (the "Plan") to dispose of the Company's real estate operations immediately prior to an IPO of the Company's common stock. On August 18, 1995, the Company completed its IPO and sold the Real Estate Companies. In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company. The net liabilities of the Real Estate Companies as of the date of the sale were $4.6 million and transaction costs related to the sale, including taxes of $2.3 million, were $4.8 million, which resulted in the Company recording a net gain on the sale of the Real Estate Companies of $8.9 million. The gain was recorded as a direct adjustment to additional paid-in capital.

     The Real Estate Companies' operations consist primarily of the ownership of general and limited partnership interests (generally 1% to 5%) in approximately 700 affordable and conventional multifamily housing properties located in 38 states, the District of Columbia and Puerto Rico. The Real Estate Companies also own majority interests in several real estate partnerships (primarily multifamily housing properties), interests in joint ventures (primarily land and single family housing developments) and a "captive" insurance company which are consolidated with the accounts of the Real Estate Companies for financial reporting purposes.

     In addition to managing the majority of the properties for which the Real Estate Companies act as general partner, the Company provides asset management, finance, accounting and tax services to the Real Estate Companies on a cost-reimbursable basis. For further discussion of transactions with the Real Estate Companies, see Note 13.

     The operating results of discontinued operations are summarized below (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996      1995      1994
                                                   -------   -------   -------
Gross revenues                                       -       $23,874   $35,121
Net income (loss) before extraordinary item,
 net of minority interest and net of an income
 tax benefit of $1,309 for 1995 and $0 for 1994      -       $(1,963)  $ 7,490

     The net income (loss) before extraordinary item includes $1.0 and $12.0 million for the years ended December 31, 1995 and 1994, respectively, of gains resulting from sales and foreclosures of properties owned by real estate partnerships for which the Real Estate Companies act as general partner.

(11)  STOCK OPTION PLANS

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

     The Company has a non-qualified stock option plan (the "1990 Plan") under which options to purchase shares of the Company's common stock have been granted to key employees. Options were granted at the fair market value of the shares on the date of grant and become exercisable cumulatively over a five-year period beginning one year after date of grant. As of December 31, 1996 and 1995, 310,000 and 405,000 options, respectively, were outstanding under the 1990 Plan. No further options may be granted under the 1990 Plan.

     On February 8, 1995, the Company's Board of Directors extended the exercise period of the options granted under the 1990 Plan from five to ten years. This resulted in a new measurement date for the options, and in the first quarter of 1995, compensation expense of $0.5 million was recognized by the Company, of which $0.1 million was allocated to the Real Estate Companies. Additionally, on March 3, 1995, as part of a severance agreement, the Company agreed to extend a departing employee's time to exercise his 1990 Plan options through February 28, 1997. Related compensation expense of $0.1 million was recorded in the first quarter of 1995. The corresponding credit for both of these transactions was to additional paid-in capital.

     On February 8, 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is a qualified stock option plan under which a maximum of 1,200,000 options to purchase shares of the Company's common stock may be granted to employees. In May 1996, the Company's Board of Director's approved an amendment to the 1995 Plan, which was subsequently approved by the stockholders of the Company in July 1996, that increased the maximum number of options which can be granted under the plan from 800,000 to 1,200,000. Any options granted under the 1995 Plan must have an exercise price equal to the fair market value as of date of grant, become exercisable cumulatively over a five-year period beginning one year after date of grant, and must be exercised within ten years of the date of grant. As of December 31, 1996 and 1995, 386,250 and 228,750 options, respectively, remain available to be granted under the 1995 Plan.

     Effective with the consummation of the IPO, the Company granted Mr. Heller non-qualified performance vesting options to purchase 120,000 shares of common stock at $16.00. The options will vest in 10 years but are subject to accelerated vesting under certain circumstances.

     Effective May 1, 1996, the Company granted non-qualified performance vesting options to purchase up to 120,000 shares of common stock at $19.43 (fair market value at award date) to an executive vice president of the Company. The options vest only if certain performance criteria are met and expire April 30, 2001.

     The following table summarizes option activity for the years ended December 31, 1996, 1995 and 1994.

                                                1996        1995        1994
                                             ---------    --------     -------
Number of Shares Under Stock Options:
  Outstanding at the beginning of year       1,096,250     443,750     537,500
  Granted                                      492,500     711,250         -
  Exercised                                   (114,000)        -       (32,500)
  Forfeited                                   (130,000)    (58,750)    (61,250)
                                             ---------   ---------     -------
  Outstanding at the end of year             1,344,750   1,096,250     443,750
                                             =========   =========     =======

Stock options exercisable at the end of
 the year                                      418,250     420,000     341,250
                                             =========   =========     =======

Weighted-average fair value of options
 granted during the year                     $    7.73   $    5.38       N/A
                                             =========   =========     =======

                                    1996              1995           1994
                                -------------     -------------     ------
Price range of Stock Options:
  Granted                       $17.28-$19.43     $13.00-$16.00        -
  Exercised                     $10.56-$13.00           -           $10.56
  Forfeited                            $13.00     $10.56            $10.56
  Outstanding                   $10.56-$19.43     $10.56-$16.00     $10.56

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                --------------------------------------  -----------------------
                               WEIGHTED     WEIGHTED                   WEIGHTED
  RANGE OF         NUMBER      AVERAGE      AVERAGE        NUMBER      AVERAGE
  EXERCISE      OUTSTANDING    REMAINING    EXERCISE    EXERCISABLE    EXERCISE
   PRICE        AT 12/31/96      LIFE        PRICE      AT 12/31/96     PRICE
------------    -----------    ---------    --------    -----------    --------
 10.56            310,000       4 years       10.56       310,000        10.56
 13.00            417,250       9 years       13.00       108,250        13.00
 16.00            120,000       9 years       16.00           -          16.00
 18.43            175,000       10 years      18.43           -          18.43
 19.43            207,500       10 years      19.43           -          19.43
All Other         115,000       10 years      17.66           -          17.66
                ---------                                 -------
10.56 - 19.43   1,344,750                                 418,250
                =========                                 =======

     Weighted average option exercise price information for the years 1996 and 1995 is as follows:

                                                   1996        1995
                                                 -------     -------
     Outstanding at the beginning of year        $ 12.43     $ 10.56
     Granted                                     $ 18.72     $ 13.51
     Exercised                                   $ 10.97     -
     Forfeited                                   $ 13.00     $ 11.39
     Outstanding at the end of year              $ 14.80     $ 12.43

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation." Accordingly no compensation expense cost has been recognized for the employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                  1996         1995
                                                --------     --------
     Net income - as reported                   $ 11,620     $ 29,250
     Net income - pro forma                     $ 11,033     $ 29,055
     Net income per common share - as reported  $    .91     $   3.03
     Net income per common share - pro forma    $    .87     $   3.01

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. For purposes of this proforma disclosure, fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield 0.0%, expected volatility of 30.0%, risk-free interest rate of 6.33% and expected lives of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(12) EMPLOYEE BENEFIT PLANS

     Substantially all of Property Services' full-time off-site and on-site employees with at least one year of continuous service are eligible to participate in a 401(k), defined contribution retirement plan. The Company also has a non-qualified supplemental executive retirement savings plan which permits certain employees to defer salary that they would otherwise be prohibited from deferring under the 401(k) plan due to IRS restrictions. Under these plans, the employees may contribute up to 15% of their gross compensation up to the maximum allowable by the Internal Revenue Code, to various investment alternatives including, beginning in 1996, the Company's common stock. The Company will match 50 percent of each employee's contribution up to 6 percent of the employee's gross compensation. The plans also allow the Company to make discretionary contributions. Company matching contributions to the 401(k) plan vest as contributed. Company discretionary contributions to the 401(k) plan vest
20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. In addition to the vesting provisions for the 401(k) plan, the executive retirement savings plan generally requires that a participant not compete with the Company for a two year period following separation from the Company in order to vest in Company contributions. Total net expense related to the Company's contributions to these plans, after reimbursement from the partnerships for on-site employees, was $0.9, $0.8 and $0.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Approximately 19,100 shares of the Company's common stock was held by the plans as of December 31, 1996.

     NHP Financial Services has a separate defined contribution plan under
Section 401(k) of the Internal Revenue Code covering substantially all its employees. NHP Financial Services' employees may contribute to the plan up to 15 percent of their gross compensation up to the maximum allowable by the Internal Revenue Code. NHP Financial Services will match 50 percent of each employee's contributions up to 5 percent of the employee's gross compensation. Company contributions vest 20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. Contributions by NHP Financial Services were approximately $0.1 million for the nine month period since acquisition ended December 31, 1996.

(13) RELATED PARTY TRANSACTIONS

     During 1994, the Company borrowed $3.9 million from certain shareholders to purchase general partnership interests in properties which the Company already managed. As of December 31, 1994, a total of $11.0 million was due to shareholders, excluding accrued interest of $1.4 million. These notes were due on demand, but only after repayment of all borrowings under the then existing credit agreement, and had an interest rate of 13%. As discussed in Note 6, a portion of the proceeds from the IPO along with amounts drawn on the Credit Facility was used to repay $5.5 million of the shareholder notes, including $2.4 million of interest. In addition, in consideration for the sale of the Real Estate Companies in August 1995, certain shareholders (Demeter, Capricorn and Mr. Heller) canceled $9.1 million of the Company's shareholder notes.

     One of the Company's directors is counsel to a law firm which provides legal services to the Company. Amounts paid for legal services provided for the Company by this firm were $0.1, $0.9 and $0.2 million, during the years ended December 31, 1996, 1995 and 1994, respectively.

     In November 1995, the Company issued 1,500 shares of stock to each of the members of the Board of Directors other than Mr. Heller (total of 9,000 shares) as a portion of their 1995 and 1996 annual compensation.

     In connection with the sale of the Real Estate Companies, the Company and the Real Estate Companies entered into agreements (the "Intercompany Agreements") which govern their ongoing relationship. Significant aspects of the Intercompany Agreements include provisions whereby (i) the Company will be selected to provide property management and related services for properties in which the Real Estate Companies have a controlling interest, subject to certain conditions, for an initial period of 25 years; (ii) upon the disposal by the Real Estate Companies of properties or interests in properties which the Company managed on August 18, 1995, the Real Estate Companies will make a payment of up to 200%, subject to certain conditions, of the annual fees the Company receives with respect to the property; (iii) the Company will provide to the Real Estate Companies, at cost, certain administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investment in multifamily properties, terminable on short notice by either party; (iv) the Real Estate Companies and their equity holders have granted the Company a right of first refusal with respect to any transactions resulting in a change of control of the Real Estate Companies, as defined; (v) the Real Estate Companies have indemnified the Company against any loss directly or indirectly caused by, relating to, based upon, arising out of, or incurred in connection with the Company's ownership (as opposed to management) of properties prior to, on and after August 18, 1995; (vi) the Real Estate Companies will limit the Company's liability, by an agreed-upon formula, for taxes arising from the sale of the Real Estate Companies. The Intercompany Agreements may only be amended with the approval of the Real Estate Companies and the Company. A majority of the members of the Board of Directors of the Company having no interest in the Real Estate Companies must approve such amendments if they involve a conflict of interest with directors having an interest in the Real Estate Companies. In addition, the Board of Directors has created a Conflicts Committee, consisting of directors who have no direct or indirect financial interest in and are not affiliated with entities having an interest in the Real Estate Companies, which monitors dealings between the Company and the Real Estate Companies which may present a conflict of interest.

     Going forward, the Company will participate in additional acquisitions with the Real Estate Companies primarily in the form of identifying and negotiating acquisitions and providing other asset acquisition services to the Real Estate Companies, acquiring rights to manage the properties through the Intercompany Agreements or other arrangements, and paying that portion of the acquisition costs allocable to the management rights. See Notes 2 and 18 for further discussion of acquisitions.

     The Company was due directly from the Real Estate Companies $40 thousand and $2.1 million as of December 31, 1996 and 1995, respectively. These amounts are included in receivables on the Consolidated Balance Sheet.

(14) COMMITMENTS AND CONTINGENCIES

     GUARANTEES

     As of December 31, 1996, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.3 million, which relate primarily to transactions consummated by the Real Estate Companies prior to their sale in August 1995. As discussed in Note 13 above, the Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations. Demeter, Capricorn and Mr. Heller have agreed to provide a line of credit to the Real Estate Companies in an aggregate amount of $5.5 million. The line of credit is available through August 1998 and is to be used to satisfy the Real Estate Companies' indemnification obligations, if any, to the Company.

     LITIGATION

     In the normal course of business, the Company is a party to various legal actions and claims. In the opinion of management, based on advice of counsel, the resolution of these actions and claims is not expected to have a material adverse effect on the Company's financial position or results of operations.

     LOAN COMMITMENTS

     At December 31, 1996, the NHP Financial Services had mandatory delivery commitments in the amount of approximately $41.2 million to cover the Company's origination commitments and loans held for sale.

     LEASES

     The Company leases office space and equipment under noncancelable operating leases. Most office leases provide for the pass-through of increased operating expenses. In December 1995, the Company entered into a six-year lease agreement for new office space in Vienna, Virginia. The Company relocated its Washington, D.C. and Reston, Virginia offices to the new Vienna location during the second quarter of 1996. The Company has sublet its Reston facilities for the remainder of its lease, which expires in July 1998, at approximately its obligation under the prime lease. Net rent expense, substantially all of which is minimum rentals under operating leases, was $3.0, $1.8 and $2.1 million in 1996, 1995 and 1994, respectively. 1996 rent expense is stated net of sub-lease income. Future minimum rental commitments, net of sub-lease income, under existing operating leases having an initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, are as follows (in thousands):

                                            LEASE COMMITMENTS
                                            -----------------
                                1997            $ 3,940
                                1998              3,666
                                1999              3,614
                                2000              3,630
                                2001              2,945
                          Thereafter              2,433
                                                -------
                               Total            $20,228
                                                =======

     FANNIE MAE DUS PROGRAM

     NHP Financial Services bears the Level I risk of loss associated with the loans it services under the Fannie Mae DUS program. The Level I risk of loss requires NHP Financial Services to bear a portion of the losses on mortgages it originates under this program that does not exceed 20% of the original balance of the loans. The unpaid principal balance of the Fannie Mae DUS loan servicing portfolio was approximately at $776 million at December 31, 1996. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. No loans are delinquent as of December 31, 1996. The Company has provided a reserve for losses of $4.4 million as of December 31, 1996. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced.

     Activity in the allowance for losses is summarized as follows (in thousands):

                                                                 1996
                                                                ------
Balance as of April 1, 1996 (date of acquisition)               $3,427
  Provisions for possible loan servicing losses                    969
  Charge-off on Level I Risk for foreclosed loans                  -
                                                                ------
Balance as of December 31, 1996                                 $4,396
                                                                ======

     Under the DUS program, NHP Financial Services has established a $4.2 million irrevocable letter of credit on Fannie Mae's behalf to cover any loan losses at December 31, 1996.

     Freddie Mac Non-Compliance

     As of December 31, 1996, Washington Mortgage Financial was not in compliance with a tangible net worth standard required by Freddie Mac for continued servicing and future origination of loans held by Freddie Mac. Washington Mortgage Financial's non-compliance with this standard results from the accounting treatment of servicing rights in connection with its acquisition by the Company and Freddie Mac's policy with respect to recognition of servicing rights as a tangible asset, and does not reflect any deterioration in the operating results or financial condition of Washington Mortgage Financial. If Freddie Mac does not grant a waiver of this standard, Washington Mortgage Financial's servicing of loans held by Freddie Mac may be terminated. As of December 31, 1996, Washington

Mortgage Financial serviced loans held by Freddie Mac with a principal balance of approximately $246 million. Washington Mortgage Financial is seeking and anticipates receiving a waiver of the net worth standard and believes it is in compliance in all material respects with the other applicable requirements of Freddie Mac.


(15) CAPITALIZED MORTGAGE SERVICING RIGHTS

     Following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, included in the Consolidated Balance Sheet of December 31, 1996 (in thousands):

                                                        CAPITALIZED MORTGAGE
                                                           SERVICING RIGHTS
                                                        --------------------
     Balance as of April 1, 1996 (date of acquisition)          $19,135
     Purchases                                                    3,728
     Originations                                                 2,659
     Amortization expense                                        (3,062)
                                                                -------
     Balance as of December 31, 1996                            $22,460
                                                                =======

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                     DECEMBER 31,1996       DECEMBER 31, 1995
                                   --------------------     ------------------
                                   CARRYING       FAIR      CARRYING     FAIR
                                     VALUE       VALUE       VALUE      VALUE
                                   --------     -------     --------    -----
Assets:
  Cash and cash equivalents         $11,381     $11,381     $ 5,996     $ 5,996
  Restricted cash equivalents         1,193       1,193         -           -
  Receivables                        15,270      15,270      12,809      12,809
  Mortgage loans held for sale       40,263      40,263         -           -
  On-site cost reimbursement
   receivable                         3,816       3,816       2,747       2,747
  Investment in mortgage-backed
   securities                         3,910       3,898         -           -
  Capitalized mortgage servicing
   rights                            22,460      28,549         -           -
  Notes Receivable                    7,943       7,943         -           -

Liabilities:

  Accounts payable and accrued
   expenses                          23,942      23,942      14,064      14,064
  Accrued on-site salaries and
   benefits                           3,816       3,816       2,747       2,747
  Warehouse line of credit           39,925      39,925         -           -
  Credit Facility                    57,000      57,000      23,000      23,000
  Servicing Acquisition Line,
   including current portion          6,212       6,212         -           -
  Other notes payable, including
   current portion                    6,430       6,430         690         690

Off-balance sheet instruments:

  Financial guarantees and letters
   of credit                            -        12,285         -         8,637
  Commitments to extend credit          -        41,242         -           -

     The estimated fair value of the financial instruments has been determined based on pertinent information available to management at December 31, 1996. The basic assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors, change. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the corporation would realize in a market transaction. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

     The carrying amount of cash and cash equivalents, restricted cash equivalents, receivables, on-site cost reimbursement receivable, accounts payable and accrued expenses, and accrued on-site salaries and benefits approximates fair value because of the short-term maturity of these instruments.

     The fair value of mortgage loans held for sale are based on subsequent sales of these loans.

     The fair value of investment in mortgage-backed securities is estimated based on bid quotations received from securities dealers.

     The fair value of capitalized mortgage servicing rights are estimated using a discounted cash flow valuation model incorporating prepayment, default, cost to service, and interest rate assumptions of the underlying losses.

     The fair value of notes receivable are estimated by discounting estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.

     The fair value of Warehouse line of credit, the Credit Facility, and the Servicing Acquisition Line approximates carrying value because the interest rates on this debt changes with market interest rates.

     The fair value of other notes payable approximates carrying value as these notes either have a stated interest rate comparable to a current market interest rate for similar obligations, or, if non-interest bearing, have been recorded at a discount based on a current market interest rate for similar obligations.

     The fair value of financial guarantees and letters of credit is based on the estimated cost to settle these obligations.

     The fair value of financial guarantees and letters of credit and commitments to extend credit are based on the estimated cost to settle the obligations. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates.

(17) NON-RECURRING EXPENSES AND EXTRAORDINARY ITEMS

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

     In February 1995, as discussed in Note 11, the Company extended the exercise term of options granted under the Company's 1990 Stock Option Plan and granted a terminating employee the right to exercise his options for up to two years after his departure. As a result of these actions, non-recurring compensation expense of $0.5 million was recognized in the first quarter of 1995.

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

(18) POTENTIAL CHANGE IN CONTROL AND MERGER PROPOSAL

     On February 20, 1997, NHP Incorporated (the "Company") announced that Apartment Investment and Management Company ("AIMCO"), a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE), has entered into a letter agreement to acquire all the shares of the Company's common stock owned by Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn") for a price of $20 per share in AIMCO stock, plus retention by Demeter and Capricorn of their respective interests in NHP Financial Services (see discussion below), through a spin-off on a pro-rata basis to all current Company shareholders. Demeter and Capricorn own in the aggregate approximately 54.9% of the Company's outstanding shares. The AIMCO-Demeter agreement provides for a further payment of $3.05 per share by AIMCO to Demeter and Capricorn if the spin-off of NHP Financial Services does not occur. There can be no assurance that an active market for shares of NHP Financial Services will exist after the spin-off, or if shares of NHP Financial Services trade, the price at which they will trade. Demeter will receive cash for certain of its shares since AIMCO's charter provides that no single shareholder of AIMCO can own more than 8.7% of its outstanding shares. The acquisition by AIMCO of Demeter and Capricorn's stock is subject to certain conditions, including execution of a definitive agreement and certain governmental approvals, and is expected to close on or about April 1, 1997.

     The Company also announced that it received a merger proposal from AIMCO, pursuant to which AIMCO would acquire the balance of the outstanding shares of the Company in exchange for shares of AIMCO stock. The conversion ratio for the stock for stock transaction would be 0.7476 shares of AIMCO stock for each share of Company stock, assuming a spin-off of NHP Financial Services to the Company's existing shareholders prior to a merger being effected. It is anticipated that shares received would be taxable to the Company's shareholders. Closing of AIMCO's purchase of the Demeter and Capricorn shares is not conditioned on the acceptance by the Company of AIMCO's merger proposal. As of March 17, 1997, the closing price of AIMCO stock on the New York Stock Exchange was $29.375, indicating a value on that date of $21.96 for each share of the Company's stock, excluding NHP Financial Services.

     AIMCO also has agreed to acquire certain multifamily real estate interests of the Real Estate Companies. Closing of this proposed acquisition may be subject to the Company's right of first refusal pursuant to intercompany agreements between the Company and the Real Estate Companies, but is independent of AIMCO's purchase of the Demeter and Capricorn shares and the success of AIMCO's merger proposal.

     On February 21, 1997, the Company announced it had received a letter from Insignia Financial Group, Inc. ("Insignia"), stating that Insignia wishes to make an offer to purchase 100% of the outstanding stock of the Company in a tax-free transaction at a price higher than the offer by AIMCO. On February 27, 1997, the Company announced it had received a second letter from Insignia stating that it is prepared, subject to due diligence and other conditions, to offer $24 per share --50% cash and 50% in Insignia Class A Common Stock-- for all the outstanding stock of the Company, assuming no spin-off of NHP Financial Services, and including the stock held by Demeter and Capricorn. There can be no assurance that this transaction, if it were to occur, would be tax-free.

     The Company's Board of Directors has formed a special committee of three independent directors to consider the AIMCO merger proposal, and the committee has engaged an investment banking firm to assist in its evaluation. The special committee will also evaluate the terms, feasibility and likelihood of closing of any offers which the Company may receive, in light of the best interests of the stockholders other than Demeter and Capricorn. It is uncertain in what ways the purchase by AIMCO of the Company's stock owned by Demeter and Capricorn will impact the operations of the Company. The special committee of the Board of Directors has not yet completed its evaluation of the merger proposal by AIMCO and it is unknown whether the AIMCO merger or the spin-off of NHP Financial Services will occur. Therefore, no effect has been given to these events in the Company's Consolidated Financial Statements.

(19) SUBSEQUENT EVENTS

     1997 ACQUISITIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The Company purchased a 15% interest in NHP/PRC Management Company, LLC ("NHPPRC"), a limited liability property management company, from PRC. NHPPRC is the management agent for a portfolio of 19 HUD subsidized properties containing 2,426 apartments in New York City and will subcontract the management of these properties to the Company. This portion of the transaction will be accounted for under the cost method of accounting.

     The Company and PRC also formed Aptek Management Co. LLC which will provide property management services for third party-owned condominiums, cooperatives, public housing, university and hospital housing in the New York metropolitan region. In addition, the Company and PRC formed Aptek Maintenance Services, LLC, which will provide maintenance services for Company-managed properties and third -party-owned properties where competitive, initially in New York. Both Aptek Management Co. LLC and Aptek Maintenance Services, LLC are owned equally by PRC and the Company but PRC will control and oversee their operations. These two joint ventures will be accounted for under the equity method of accounting.

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction will be accounted for as a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million, including a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. As part of the transaction, PRC has the right to require the Company, at any time, upon 30 days notice through January 2002, to purchase the remaining 85% interest of NHPPRC for $3.8 million. In conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note. The note has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

     In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company for approximately $1.8 million. Broad Street, as a wholly owned subsidiary, will continue to manage a portfolio of 17 apartment communities aggregating 1,942 units, located in Columbus, Ohio, Louisville, Kentucky and Augusta, Georgia. The acquisition will be accounted for under the purchase method of accounting.

     AMENDMENT TO CREDIT FACILITY

     In February 1997, the terms of the Company's $75 million Credit Facility were amended. The significant changes in the agreement include the allowance of up to $100 million in additional senior unsecured term debt, an increase in the amount of unsubordinated borrowing allowed in connection with acquisitions from $10 million to $25 million, and a reduction in the Credit Facility's overall pricing. The interest rate has been reduced from The First National Bank of Boston's base rate or LIBOR plus 175 basis points to a sliding scale rate which ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points, depending on the Company's ratio of debt to EBITDA. In addition, the commitment fee on the unused portion of the Credit Facility may be reduced from 37.5 basis points per annum to 25 basis points per annum, also depending on the ratio of debt to EBITDA.

(20) QUARTERLY FINANCIAL AND OPERATING DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial and operating data for the years ended December 31, 1996 and 1995. The Company believes that the following selected quarterly information includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles (dollars in thousands except per share amounts).

                                                   1996 QUARTERS
                                   -------------------------------------------
                                     FIRST      SECOND     THIRD        FOURTH
                                   -------     -------     -------     -------
Total revenue                      $45,805     $54,456     $55,382     $64,184
Operating income                     5,080       5,864       5,264       6,989
Income from continuing operations
 before extraordinary item           2,803       2,925       2,323       3,569
Income before extraordinary item     2,803       2,925       2,323       3,569

Per common share:
  Income from continuing operations
   before extraordinary item        $  .22     $   .23     $   .18     $   .28
  Income before extraordinary
   item                                .22         .23         .18         .28
  Dividends declared (a)               -           -           -           -

Stock price:
  High                             $19 5/8     $20 5/8     $20 7/8     $    19
  Low                               17          17 5/8      16 5/8      15 1/4

                                                   1995 QUARTERS
                                   -------------------------------------------
                                     FIRST      SECOND     THIRD        FOURTH
                                   -------     -------     -------     -------
Total revenue                      $42,002     $42,916     $43,877     $45,879
Operating income                     3,705       4,674       5,056       5,872
Income from continuing operations
 before extraordinary item           1,882       2,745      23,720       3,266
Income (loss) from discontinued
 real estate operations             (2,557)        504          90         -
Income before extraordinary item      (675)      3,249      23,810       3,266

Per common share:
  Income from continuing
   operations before
   extraordinary item              $   .24     $   .35     $  2.35     $   .26
  Income (loss) from discontinued
   real estate operations             (.32)        .06         .01         -
  Income before extraordinary item    (.08)        .41        2.36         .26
  Dividends declared (a)               -           -           -           -

Stock price (b):
  High                                 -           -       $    14     $18 5/8
  Low                                  -           -            12      13 3/4

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

(21) SUMMARY OF SEGMENT INFORMATION

     Business segment information is included in Item 7. - Management's Discussion and Analysis of the Results of Operations and Financial Condition - Segment Information.

                                  NHP INCORPORATED
                            CONSOLIDATING BALANCE SHEET
                              AS OF DECEMBER 31, 1996
                               (DOLLARS IN THOUSANDS)

                                                                       NHP
                               PROPERTY    FINANCIAL       ELIMINA-   INCOR-
                               SERVICES     SERVICES         TIONS    PORATED
                               --------   ------------     --------   --------
  ASSETS
Cash and cash equivalents      $  4,779   $  6,602         $    -     $ 11,381
Restricted cash equivalents         -        1,193              -        1,193
Receivables, net, substantially
 all from related parties        15,270        -                -       15,270
Intercompany due from (to)          872       (872)             -          -
Mortgage loans held for sale,
 pledged                            -       40,263              -       40,263
On-site cost reimbursement
 receivable, substantially all
 from related parties             3,816        -                -        3,816
Current portion of net deferred
 tax asset                        7,057        -                -        7,057
Investment in real estate held
 for sale                        13,719        -                -       13,719
Other current assets              1,355      3,002              -        4,357
                               --------   --------         --------   --------
  Total current assets           46,868     50,188              -       97,056
Purchased management
 contracts, net                  43,718        -                -       43,718
Capitalized mortgage servicing
 rights, net                        -       22,460              -       22,460
Goodwill, net                     5,887      7,705              -       13,592
Property, equipment and
 capitalized software, net       10,415      1,485              -       11,900
Other assets                     32,205      5,798          (21,373)    16,630
Net deferred tax asset            6,741     (3,144)             -        3,597
                               --------   --------         --------   --------
  Total Assets                 $145,834   $ 84,492         $(21,373)  $208,953
                               ========   ========         ========   ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term
 debt, including amounts
 payable to related parties
 (Property Services only)
 of $143 and $356 in 1996
 and 1995, respectively        $    720   $  1,000         $    -     $  1,720
Warehouse lines of credit
 - Financial Services               -       39,925              -       39,925
Accounts payable                  3,947        334              -        4,281
Accrued expenses, including
 amounts associated with related
 parties (Property Services
 only) of $4,090 and $4,365
 in 1996 and 1995, respectively  11,452      8,209(a)           -       19,661
Accrued on-site salaries and
 benefits                         3,816        -                -        3,816
Deferred revenues and other       3,400      2,786              -        6,186
                               --------   --------         --------   --------
  Total current liabilities      23,335     52,254              -       75,589

Long-term debt, including
 amounts payable to related
 parties of $0 and $139 in
 1996 and 1995, respectively     62,607      5,315              -       67,922
Other long-term liabilities       5,034      4,395              -        9,429
                               --------   --------         --------   --------
  Total liabilities              90,976     61,964              -      152,940
Commitments and contingencies
 (Note 14)
Shareholders' equity
  Common stock, $0.01 par
   value, 25,000,000 shares
   authorized; 12,586,629 and
   12,264,675 shares issued
   and outstanding in 1996
   and 1995, respectively           126        -                -          126
  Additional paid-in capital    131,529     21,373          (21,373)   131,529
  Accumulated deficit           (76,797)     1,155              -      (75,642)
                               --------   --------         --------   --------
   Total shareholders' equity    54,858     22,528          (21,373)    56,013
                               --------   --------         --------   --------
   Total Liabilities and
    Shareholders' Equity       $145,834   $ 84,492         $(21,373)  $208,953
                               ========   ========         ========   ========

------------------
(a) Includes $3,670 accrued cost of the Proctor Acquisition, $3,362 of which was borrowed by NHP Financial Services from the parent in early January to pay for the acquisition.

                                     NHP INCORPORATED
                       1996 CONSOLIDATING STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       NHP
                                            PROPERTY     FINANCIAL    INCOR-
                                            SERVICES     SERVICES     PORATED
                                            --------     ---------   ---------
Revenue
  Property management services,
   substantially all from related parties   $ 54,632     $    -      $ 54,632
  On-site personnel, general and
   administrative cost reimbursement,
   substantially all from related parties    127,266          -       127,266
  Financial Services                             -         21,460      21,460
  Financial Services interest income             -          3,388       3,388
  Administrative and reporting fees,
   substantially all from related parties      4,593          -         4,593
  Other, substantially all from
   related parties                             8,488          -         8,488
                                            --------     --------    --------
    Total revenue                            194,979       24,848     219,827

Expenses
  Salaries and benefits
   On-site employees                         124,138          -       124,138
   Off-site employees                         26,641        9,975      36,616
  Other general and administrative            14,074        6,611      20,685
  Costs charged to the Real Estate
   Companies                                   3,128          -         3,128
  Financial Services operating interest          -            791         791
  Provision for loan servicing losses            -            969         969
  Amortization of purchased management
   contracts                                   4,562          -         4,562
  Amortization of capitalized mortgage
   servicing rights                              -          3,062       3,062
  Other depreciation and amortization          1,759          920       2,679
                                            --------     --------    --------
    Total expenses                           174,302       22,328     196,630
                                            --------     --------    --------
Operating income                              20,677        2,520      23,197
Interest income                                  747          -           747
Interest expense                              (3,982)        (221)     (4,203)
                                            --------     --------    --------
Income from continuing operations
 before income taxes                          17,442        2,299      19,741
Income tax provision                          (6,977)      (1,144)     (8,121)
                                            --------     --------    --------
  Net Income                                $ 10,465     $  1,155    $ 11,620
                                            ========     ========    ========
Net income per common share                                          $    .91
                                                                     ========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are as follows:

NAME                        AGE    POSITION
----                        ---    --------
J. Roderick Heller, III     59     Chairman of the Board, President and Chief
                                   Executive Officer

Richard S. Bodman           58     Director

John W. Creighton, Jr.      64     Director

Lloyd N. Cutler             79     Director

Michael R. Eisenson         41     Director

Tim R. Palmer               39     Director

Herbert S. Winokur, Jr.     53     Director

Ann Torre Grant             38     Executive Vice President, Chief Financial
                                   Officer and Treasurer

J. Robert Hiner             45     Executive Vice President  - Property
                                   Management Services

Shekar Narasimhan           43     Executive Vice President - Financial
                                   Services

William R. Sullivan         49     Executive Vice President - Customer Services

Joel F. Bonder              48     Senior Vice President, General Counsel and
                                   Secretary

Richard M. Powell           46     Senior Vice President - Corporate and
                                   Portfolio Acquisitions

Eric N. Ross                35     Senior Vice President - Asset Management
                                   Services

Charles S. Wilkins, Jr.     46     Senior Vice President - Regulatory and
                                   Legislative Affairs

Jeffrey J. Ochs             39     Vice President and Chief Accounting Officer

     J. Roderick Heller, III has served as a Director, President and Chief Executive Officer of the Company since its organization in 1986 and has served as Chairman of the Board since 1988. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller is a director of Auto-Trol Technology and he is also Chairman of the Board of public television station WETA in Washington, D.C., Chairman Emeritus of The Civil War Trust and Trustee Emeritus of the National Trust for Historic Preservation.

     Richard S. Bodman has served as a director of the Company since August 1995. He has been Managing General Partner of AT&T Ventures, a high technology venture capital partnership, since May 1996. Mr. Bodman previously served as Senior Vice President of AT&T for Corporation Strategy and Development from 1990 to May 1996. Mr. Bodman is a director and Chairman of the Compensation Committee of Tyco International, Ltd., and serves as a director of Reed Elsevier and LIN Television Corporation.

     John W. Creighton, Jr. has served as a director of the Company since August 1995. He has served as Chief Executive Officer of Weyerhaeuser Company since 1991. Mr. Creighton joined Weyerhaeuser Company in 1970 and was elected Vice President in December of that year, Executive Vice President in 1985 and President and Director in 1988. He also served as President of Weyerhaeuser Real Estate Company from 1983 to 1989. Mr. Creighton previously served as a director of NHP from 1986 to 1988 and as a director of NCHP from 1981 to 1988. Mr. Creighton serves as a director of Washington Energy Company, Portland General Corporation, Unocal Corporation and Quality Food Centers, Inc.

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

     Michael R. Eisenson has served as a director of the Company since 1990. Since December 1993, Mr. Eisenson has been President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital"), which manages the real estate and private equities portfolios of the Harvard University endowment fund. Harvard Capital is the investment advisor for Demeter. Mr. Eisenson joined Harvard Capital in 1986. Mr. Eisenson is a director of ImmunoGen, Inc., Harken Energy Corporation, Playtex Products, Inc., Somatix Therapy Corporation, and United Auto Group, Inc.

     Tim R. Palmer has served as a director of the Company since 1990. Mr. Palmer joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was Manager, Business Development, at The Field Corporation, a private investment firm. Mr. Palmer is a director of Object Design, Inc.

     Herbert S. Winokur, Jr. has served as a director of the Company since 1991. Since 1987, he has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership. Mr. Winokur is the past Chairman and serves on the executive committee of DynCorp and serves as a director of Enron Corporation and NacRe Corporation.

     Ann Torre Grant has served as Executive Vice President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Franklin Mutual Series Funds.

     J. Robert Hiner has served as Executive Vice President of NHP Management Co. since October 1993, and Executive Vice President of NHP since August 1995. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units.

     Shekar Narasimhan has served as an Executive Vice President of NHP since the Company's acquisition of Washington Mortgage Financial Group, Ltd. ("WMF"), a mortgage banking and servicing company, in April 1996. Mr. Narasimhan has served as President and Chief Executive Officer of WMF since 1990.

     William R. Sullivan has served as Executive Vice President, Customer Services of NHP since May 1996. Prior to joining NHP, from 1995, Mr. Sullivan was President of Care Investors, Inc., where he was involved in developing, in partnership with the Johns Hopkins University School of Medicine, specialized disease management programs for the chronically ill. From 1990 to 1995, Mr. Sullivan was Chief Executive Officer of Sky Alland, Inc., a marketing information services company.

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

     Richard M. Powell has served as Senior Vice President of NHP since February 1996, and is responsible for corporate and multi-family portfolio acquisitions. Prior to joining NHP, Mr. Powell was vice president of commercial real estate services with Barnes Morris Pardoe & Foster from 1987 to 1996.

     Eric N. Ross has served as Senior Vice President, Asset Management of NHP since May 1996. He is responsible for delivery of asset management services to NHP's affiliated ownership organization and to other multifamily owners. Previously, Mr. Ross served as Vice President, Finance, from March 1995 to May 1996 and Vice President, Asset Management, from September 1992 to March 1995. Prior to joining NHP in 1992, Mr. Ross was Assistant Vice President in Asset Management for Winthrop Financial Associates.

     Charles S. Wilkins, Jr. has served as Senior Vice President of NHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining the Company, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

     Jeffrey J. Ochs has served as Vice President and Chief Accounting Officer of NHP Incorporated since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

     Fifty percent (50%) of the compensation received by non-management members of the Company's Board of Directors for service on the Board is paid in NHP stock. Accordingly, on January 2, 1997, each of Messrs. Bodman, Creighton, Cutler, and Capricorn (with which Mr. Winokur is affiliated) received 635 shares of NHP common stock and Demeter (with which Messrs. Eisenson and Palmer are affiliated), received 1,270 shares of NHP common stock for services during the period January 1, 1997 through December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth information with respect to the compensation paid by the Company for services rendered during the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION
                               ---------------------------
                                                            LONG TERM   ALL
                                                             COMPENSA-  OTHER
                                                              TION    COMPENSA-
NAME AND PRINCIPAL POSITION    YEAR   SALARY     BONUS(1)   OPTIONS(#) TION(2)
---------------------------    ----   ------     --------   ---------- --------

J. Roderick Heller, III        1996   $358,480   $250,000              $15,313
Chairman of the Board,         1995    345,961    192,500    220,000    15,078
President and Chief            1994    331,609    160,000               20,352
Executive Officer

Ann Torre Grant                1996    233,077    110,000               11,746
Executive Vice President,      1995    212,981    120,000     80,000       467
Chief Financial Officer        1994        n/a                             n/a
and Treasurer

J. Robert Hiner                1996    229,231     90,000               12,184
Executive Vice President       1995    195,038     85,000     61,250    11,958
                               1994    167,191     50,000               13,843

Shekar Narasimhan              1996    180,000    110,000     80,000    23,143
Executive Vice President       1995        n/a                             n/a
                               1994        n/a                             n/a

Robert M. Greenfield (3)       1996    199,628      n/a                 12,619
Executive Vice President       1995    191,525     30,000     55,000    12,461
                               1994    176,339     50,000               15,594

Charles S. Wilkins, Jr.        1996    145,953     51,500               12,178
Senior Vice President          1995    139,280     47,500     15,000    12,739
                               1994    133,652     45,000               11,731

------------------
(1) The amounts reported below were paid in 1997, 1996 and 1995 with respect to the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively. Messrs. Heller, Hiner and Greenfield were paid $140,000, $40,000 and $65,000, respectively, in bonuses in 1994 with respect to the year ended December 31, 1993.

(2) These amounts represent NHP's payment of life insurance premiums and matching and discretionary contributions to the NCHP 401(k) Retirement Plan.

(3) As of January 1, 1997, Mr. Greenfield is no longer Executive Vice President of the Company.

     There were no options granted to the named officers during the year ended December 31, 1996, except as follows:

                                                           POTENTIAL REALIZABLE
                                                             VALUE AT ASSUMED
                                                             ANNUAL RATES OF
                        PERCENT OF                             STOCK PRICE
                       TOTAL OPTIONS                EXPIR-  APPRECIATION FOR
             OPTIONS    GRANTED IN      EXERCISE    TION      OPTION TERM
NAME       GRANTED (#)  FISCAL YEAR   PRICE (#/SH)  DATE   5%($)     10%($)
----       ----------- -------------  ------------  -----  -----     ------

Shekar
 Narasimhan    80,000      16.2           18.43    4/1/06  $927,200  $2,365,600

------------------
(1) The options become exercisable over a five year period, with one-fifth of the options becoming exercisable at the end of each year.

     The following table sets forth certain information regarding unexercised options held by the Named Officers at December 31, 1996. No options were exercised by the named Officers during the year ended December 31, 1996.

                            AGGREGATED OPTION EXERCISES IN 1996
                               AND YEAR-END 1996 OPTION VALUES

                         NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                           DECEMBER 31, 1996           IN THE MONEY OPTIONS(1)
                       ---------------------------  ---------------------------
NAME                   EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----                   -----------   -------------  -----------   -------------
J. Roderick Heller, III    176,250      200,000      $821,875       $200,000
Ann Torre Grant             16,000       64,000        40,000        160,000
J. Robert Hiner             31,000       49,000       123,250        122,500
Robert M. Greenfield        81,000         n/a        324,500          n/a
Shekar Narasimhan            n/a         80,000         n/a            n/a
Charles S. Wilkins, Jr.     28,000       12,000       131,000         30,000

------------------

(1) Calculated on the closing price of the underlying securities on December 31, 1996 minus the exercise price.

DIRECTORS COMPENSATION

     Non-management directors are entitled to compensation in the amount of $20,000 per year for their service as directors, plus $1,000 for each board meeting in excess of six meetings per year. One half of this amount is to be paid in the form of shares of common stock. Each non-management director of the Company received compensation of $10,000 for the period January 1, 1996 through December 31, 1996, 1,500 shares of NHP common stock for the period August 18, 1995 through December 31, 1996, and 635 shares of NHP common stock for the period January 1, 1997 through December 31, 1997.

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

     In January 1995, the Company entered into an agreement with Ms. Grant, the Executive Vice President, Chief Financial Officer and Treasurer of the Company, establishing Ms. Grant's base compensation as $225,000. The agreement provides that Ms. Grant's employment could be terminated at anytime on or before December 31, 1997, by NHP or Ms. Grant, subject to Ms. Grant's right to receive severance pay under certain circumstances equal to one year's base salary in effect at the time of such event plus the greater of (a) 20% of her base salary and (b) the bonus she received with respect to the immediately preceding fiscal year.

     In July 1994, WMF entered into an agreement with Mr. Narasimham, Executive Vice President of the Company and President and Chief Executive Officer of WMF, establishing Mr. Narasimhan's base compensation at $225,000, subject to annual cost of living increases. The agreement provides that Mr. Narasimhan's employment could be terminated at anytime on or before July 31, 1997, by WMF or Mr. Narasimham, subject to Mr. Narsimhan's right to receive severance pay under certain circumstances equal to one year's base salary in effect at the time of such event. The agreement also provides that if Mr. Narasimhan's employment is terminated within two years after a change in control of WMF, Mr. Narasimhan shall be entitled to a severance payment in the amount equal to two year's base salary in effect at the time of such event.

     In February 1996, the Company entered into an agreement with Mr. Powell, Senior Vice President - Corporate and Portfolio Acquisitions, establishing Mr. Powell's base compensation as $180,000. The agreement provides that Mr. Powell's employment could be terminated at anytime on or before December 31, 1997, by NHP or Mr. Powell, subject to Mr. Powell's right to receive severance pay under certain circumstances equal to one year's base salary in effect at the time of such event plus the greater of (a) 20% of his base salary and (b) the bonus he received with respect to the immediately preceding fiscal year.

     In April 1996, the Company entered into an agreement with Mr. Sullivan, Executive Vice President, Customer Services, establishing Mr. Sullivan's base compensation as $200,000 and agreeing to issue to him a stock option for 40,000 shares under the 1995 Plan and 120,000 performance vesting options. The performance vesting options vest upon achievement of certain target levels of EBITDA attributable to Mr. Sullivan's business unit during specific 12-month periods and terminate on April 30, 2001, unless all or a portion of them have vested. The agreement also provides that Mr. Sullivan's employment could be terminated at any time on or before April 15, 1997, by NHP, subject to Mr. Sullivan's right to receive severance pay under certain circumstances equal to 50% of one year's salary in effect at the time of such event.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of March 7, 1997, the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and each executive officer who is a stockholder, and (iii) all directors and executive officers as a group. The business address of each of the following is 8065 Leesburg Pike, Vienna, VA 22182, unless otherwise specified.

NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER         PERCENT
------------------------------------                 ---------       -------
Demeter Holdings Corporation                         5,619,695        44.4%
  600 Atlantic Ave.
  Boston, MA  02210

Capricorn Investors, L.P.                            1,310,427        10.4%
  30 East Elm Street
  Greenwich, CT 05830

Warburg, Pincus Counsellors, Inc.                    1,524,500        12.3%
  466 Lexington Ave.
  New York, NY  10017

Wallace R. Weitz & Company                             740,000         5.8%
  1125 South 103rd Street
  Omaha, NE 68124

J. Roderick Heller, III (1)                            412,500         3.3%

Michael R. Eisenson (2)                              5,619,695        44.4%
  600 Atlantic Ave.
  Boston, MA  02210

Tim R. Palmer (2)                                    5,619,695        44.4%
  600 Atlantic Ave.
  Boston, MA  02210

Herbert S. Winokur, Jr. (3)                          1,310,427        10.4%
  30 East Elm St.
  Greenwich, CT  06830

John W. Creighton                                       17,760          *
  CH5 33663 Weyerhaeuser Way South
  Federal Way, Washington  98003

Richard S. Bodman                                        5,535          *

Lloyd N. Cutler                                          3,135          *

Ann Torre Grant (4)                                     40,323          *

J. Robert Hiner (5)                                     37,300          *

Robert M. Greenfield (6)                                81,000          *

Shekar Narasimhan (7)                                  226,000         1.8%

Charles S. Wilkins, Jr. (8)                             34,515          *

NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER         PERCENT
------------------------------------                 ---------       -------
Richard M. Powell (9)                                   12,000          *

Joseph P. Stefan (10)                                   11,175          *

Eric N. Ross (11)                                        8,906          *

William R. Sullivan (12)                                 8,000          *

Joel F. Bonder (13)                                      7,930          *

Jeffrey R. Ochs (14)                                     5,500          *

All directors and executive officers as
 a group (17 persons) (15)                           7,841,701        62.0%

------------------
* Less than 1%

(1) Includes 176,250 shares subject to options that are exercisable currently or within 60 days of the date of this report and 101,250 shares held in trusts for the benefit of Mr. Heller's children. Mr. Heller disclaims beneficial ownership of the shares held in these trusts. The total excludes shares Mr. Heller has the right to acquire pursuant to a performance vesting option. See "Item 11 - Executive Compensation - Employment and Related Contracts."

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

(4) Includes 32,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(5) Includes 31,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(6) Includes 81,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(7) Includes 16,000 shares subject to options that are exercisable currently or within 60 days of the date of this report. On September 30, 1996, Mr. Narasimhan acquired 8% of the common stock of Commonwealth Overseas Trading Company Limited ("Commonwealth"), which owns 210,000 shares of the Company's common stock. Pursuant to an agreement with the other owners of Commonwealth shares, Mr. Narasimhan shares the power to vote on all shares of the Company's common stock held by Commonwealth. Therefore, Mr. Narasimhan has beneficial ownership of all 210,000 shares which are included in this total. These shares are in escrow and are currently held subject to reduction under certain circumstances.

(8) Includes 28,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(9) Includes 12,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(10) Includes 3,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(11) Includes 8,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(12) Includes 8,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(13) Includes 4,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(14) Includes 4,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(15) Includes all shares set forth above other than those held by Warburg, Pincus Counsellors, Inc., and Wallace R. Weitz & Company. The reported amount excludes 637,000 shares of Common Stock reserved for issuance to executive officers under the Company's Stock Option Plans that are not exercisable within 60 days of the date of this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Company engaged in the following transactions and was a party to the following agreements with entities in which its directors or executive officers have the interests described.

INTERCOMPANY AGREEMENTS

     At the time of Company's IPO, the Company sold the Real Estate Companies, which owned all of the Company's direct and indirect interests in real estate and the Company's captive insurance subsidiary, and certain related assets and liabilities, to entities owned and controlled by Demeter (with which Messrs. Eisenson and Palmer are affiliated), Capricorn (with which Mr. Winokur is affiliated) and Mr. Heller. In connection with the sale of the Real Estate Companies, the Company and the Real Estate Companies entered into certain agreements which govern their relationship on a going forward basis (the "Intercompany Agreements").

MANAGEMENT FEES

     Pursuant to a Master Property Management Agreement between the Company and the Real Estate Companies, the Real Estate Companies have agreed to cause the Company to be retained as the property manager of all multifamily properties owned by the Real Estate Companies, their subsidiaries or any affiliate controlled by the Real Estate Companies or their subsidiaries, subject to certain exceptions. Pursuant to this agreement, the Company manages approximately 455 properties and received approximately $35.5 million in management fees. In addition, the Master Property Management Agreement requires the Real Estate Companies to pay the Company a termination fee upon sale or disposition of a property managed by the Company in certain circumstances unless there is no termination of management fees with respect to the property for 36 months after disposition. The amount of the fee is 200% of the annual fees the Company receives with respect to the property, reduced on a pro rata basis to the extent the Company receives management fees for periods less than 36 months after disposition. The Real Estate Company incurred obligations to the Company of approximately $0.6 million in termination fees pursuant to this agreement in the year ended December 31, 1996.

FINANCIAL AND ADVISORY SERVICES

     The Company has agreed to provide to the Real Estate Companies, their subsidiaries and their controlled affiliates, administrative services and advice regarding acquisition, financing, asset restructuring, disposition and similar activities relating to investments in multifamily properties. The services provided by the Company to the Real Estate Companies include accounting, data processing, insurance administration, payroll, personnel administration, investor administrative and reporting, investment, tax and legal services. The Real Estate Companies are required to reimburse the Company for its costs of providing these services where such costs are not paid directly by them. Either the Company or the Real Estate Companies may terminate this relationship on 30-days' written notice. The Real Estate Companies incurred obligations to NHP of approximately $3.1 million pursuant to this agreement in the year ended December 31, 1996.

PROPERTY OCCUPANCY

     The Company leases office space in Vienna, Virginia, a portion of which the Real Estate Companies occupy as their headquarters facility. Under a separate agreement, the Real Estate Companies are required to reimburse the Company for the cost of space leased by the Company in Vienna, Virginia and allocable to the services provided to the Real Estate Companies. In 1996, the total reimbursement from the Real Estate Companies to the Company for this space was approximately $0.4 million.

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

TAX ALLOCATION AGREEMENT

     In connection with the sale of the Real Estate Companies, the Company and the Real Estate Companies entered into a tax allocation agreement. Pursuant to this agreement, the Company will be required to bear liability for only the first $2.5 million in taxes arising from the transaction plus an amount equal to the present value of the estimated alternative minimum tax credit benefits that will be available to the Company as a result of the sale of the Real Estate Companies. The Real Estate Companies have indemnified the Company for any taxes arising from the sale in excess of this amount including any taxes payable on tax indemnification payments from the Real Estate Companies. Pursuant to this agreement, the Company paid in 1996 approximately $20,000 in taxes incurred by the Real Estate Companies in connection with the sale of the Real Estate Companies.

     The Company and/or the properties to which the Company has provided services may be liable for certain past state sales and use taxes, including interest and penalties thereon. Pursuant to the tax allocation agreement, the properties owned by partnerships of which the Real Estate Companies are the general partners, partnerships owning such properties and/or the general partners thereof will be responsible for any such taxes and interest that are assessed against the Company with respect to such properties, or that are assessed against the properties but cannot be paid by the properties. However, pursuant to this arrangement, the Company will be responsible for any penalties that are assessed with respect to such taxes. As of December 31, 1996, no payments have been made with respect to such taxes. In the Company's opinion, the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

WORKING CAPITAL ADVANCES

     The Company has provided advances of working capital to the Real Estate Companies to offset certain of the obligations described above and to meet short -term capital needs of the Real Estate Companies. Such advances are payable upon demand and incur interest at the rate equal to the prime rate plus 1% , accruing from the end of the month in which the advance is made. The maximum amount owing the Company pursuant to this arrangement during the year ended December 31, 1996 was approximately $4.8 million as of March 31, 1996, including approximately $59,000 in accrued interest. The amount outstanding as of December 31, 1996 was $40,000. Approximately $144,000 in interest was paid by the Real Estate Companies to the Company in 1996.

     Among the amounts owed the Company at the time of the sale of the Real Estate Companies was $1.0 million which the Real Estate Companies contributed to a subsidiary that was a vehicle for a pending acquisition. The Real Estate Companies repaid this amount in September 1995. In November 1995, the Company advanced this amount back to the Real Estate Companies and was part of the outstanding balance at December 31, 1995 of $2.1 million. This amount was repaid in 1996.

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

SOUTHPORT ACQUISITION

     In December 1995, the Real Estate Companies entered into a binding agreement to acquire from Southport Financial Corporation the general partner interests in partnerships that own 14 properties containing 2,140 units. The Company began managing 12 of these properties containing 1,857 units in November 1995 and began managing the remaining two properties containing 283 units in early 1996. The Company acquired the right to manage all 14 of the Southport properties from the Real Estate Companies for $4.0 million. The Company manages the Southport properties pursuant to long-term contracts terminable only for cause, and has a right of first refusal with respect to the sale of any of these properties or the Real Estate Companies' general partnership interests in partnerships owning these properties.

GOLDBERG ACQUISITION

     As of July 12, 1996, the Company, directly and through subsidiaries, acquired the long-term management rights and certain notes receivable from two Florida rental retirement communities as well as all of the outstanding stock of Preferred Home Health, Inc. (the "Goldberg Acquisition"). In addition, the Real Estate Companies acquired certain other notes receivable from one of the properties and subsequently acquired all of the issued and outstanding stock of the corporate general partners of the limited partnership owners of the two properties. The Company and the Real Estate Companies acquired these assets from affiliates of the Stephen A. Goldberg Company of Washington, D.C. and certain other individuals. The cost of the Company's portion of the acquisition, including transaction costs, was approximately $16.3 million in cash and $4.0 million in long-term notes.

LEGAL SERVICES

     Lloyd N. Cutler is Senior Counsel to the law firm of Wilmer, Cutler & Pickering. Wilmer, Cutler & Pickering has provided legal advise to the Company with respect to the IPO, the sale of the Real Estate Companies and other matters. Total cost incurred by the Company in 1996 for services provided by Wilmer, Cutler & Pickering was approximately $0.1 million.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.  Financial Statements - see Index on page 40.

               2. Financial Statement Schedules - Schedule II - Valuation and Qualifying Account - Allowance for Doubtful Accounts, see page 89.

                   All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements and the notes thereto.

               3.  Exhibits - See Index on Page 90.

          (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the forth quarter of 1996.

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

Dated:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

     SIGNATURE                               TITLE                    DATE
---------------------------      ------------------------------  --------------
/S/ J. RODERICK HELLER, III      Chairman of the Board,          March 21, 1997
J. Roderick Heller, III          President and Chief Executive
                                 Officer

/s/ ANN TORRE GRANT              Executive Vice President,       March 21, 1997
Ann Torre Grant                  Chief Financial Officer
                                 and Treasurer

/s/ JEFFREY J. OCHS              Vice President and Chief        March 21, 1997
Jeffrey J. Ochs                  Accounting Officer

/s/ RICHARD S. BODMAN            Director                        March 21, 1997
Richard S. Bodman

/s/ JOHN W. CREIGHTON, JR.       Director                        March 21, 1997
John W. Creighton, Jr.

/s/ LLOYD N. CUTLER              Director                        March 21, 1997
Lloyd N. Cutler

/s/ MICHAEL R. EISENSON          Director                        March 21, 1997
Michael R. Eisenson

/s/ TIM R. PALMER                Director                        March 21, 1997
Tim R. Palmer

/s/ HERBERT S. WINOKUR, JR.      Director                        March 21, 1997
Herbert S. Winokur, Jr.

                               NHP INCORPORATED
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE
                                           AT                           BALANCE
                                        BEGINNING  CHARGED               AT END
                                           OF        TO                    OF
            DESCRIPTION                  PERIOD    EXPENSE   WRITE-OFFS  PERIOD
------------------------------------    --------   -------   ---------- -------
1994 Allowance for Doubtful Accounts     2,096        53        (288)     1,861
1995 Allowance for Doubtful Accounts     1,861        50        (298)     1,613
1996 Allowance for Doubtful Accounts     1,613       950         (35)     2,528

                                EXHIBIT INDEX

    NOTE   EXHIBIT
   NUMBER   NUMBER   DESCRIPTION
   ------  --------  -----------

     (1)     1.1     Form of Underwriting Agreement
     (1)     3.1     Certificate of Incorporation of the Company
     (1)     3.2     Bylaws of the Company
     (1)     4.1     Specimen certificate for Common Stock
     (1)     5.1     Opinion of Wilmer, Cutler & Pickering as to the validity of the issuance of
                     the Common Stock
     (1)     10.1    Form of Master Property Management Agreement between NHP
Incorporated, NHP
                     Partners, Inc. and The National Housing Partnership
     (1)     10.2    Form of Equity Purchase Agreement between NHP Incorporated,
NHP Partners
                     Limited Partnership and Demeter Holdings Corporation
     (1)     10.3    Form of Services Agreement between NHP Incorporated and NHP
Partners, Inc.
     (1)     10.4    Form of Administrative and Reporting Fee Allocation
Agreement between NHP
                     Incorporated, NHP Partners, Inc., National Corporation for
Housing
                     Partnerships and National Housing Partnership
     (1)     10.5    Form of Right of First Refusal Agreement between NHP
Incorporated, NHP
                     Partners, Inc., The National Housing Partnership, Demeter
Holdings
                     Corporation, NHP Partners Limited Partnership, Capricorn
Investors, L.P.,
                     and J. Roderick Heller, III
     (1)     10.6    Form of Indemnification Agreement between NHP Incorporated,
NHP Partners,
                     Inc., The National Housing Partnership and National
Corporation for Housing
                     Partnerships
     (1)     10.7    Form of Credit Agreement among NHP Incorporated, certain of its subsidiaries
                     and The First National Bank of Boston, Fleet Bank of
Massachusetts, N.A. and
                     Morgan Guaranty & Trust Company of New York and The First
National Bank of
                     Boston, as agent
     (1)     10.8    Deed of Lease between OP&F Schroder Trust and NHP Property
Management, Inc.
                     dated June 16, 1993
     (1)     10.9    1990 Stock Option Plan
     (1)     10.10   1995 Incentive Stock Option Plan
     (1)     10.11   Stock Redemption Agreement dated as of December 23, 1991,
by and between NHP
                     and Weyerhaeuser Real Estate Company
     (1)     10.12   Oxford Purchase Agreement dated as of July 15, 1993 by and among Oxford
                     Holding Corporation, Oxford Management Company, Inc.,
Oxford Retirement
                     Services, Inc., Oxford Realty Services Corp. and Oxford
Development
                     Corporation and NHP-HG, Inc., NHP, Inc. and NHP Property
Management, Inc.
     (1)     10.13   Stock and Asset Transfer Restrictions Agreement dated
December 10, 1993 by
                     and among Oxford Holding Corporation, Oxford Management
Company, Inc.,
                     Oxford Retirement Services, Inc., Oxford Realty Services
Corp., Oxford
                     Development Corporation, NHP-HG, Inc., NHP, Inc., NHP
Property Management,
                     Inc., Oxford Asset Management Corporation and Leo E.
Zickler
     (1)     10.14   Lease Agreement dated June 22, 1982 between Oxford
Development Corporation
                     and Castle Creek II Associates and amendments thereto
     (1)     10.15   Form of Cost Allocation Agreement by and between NHP
Incorporated and
                     National Corporation for Housing Partnerships
     (2)     10.15a  First Amendment to Cost Allocation Agreement by and between
NHP
                     Incorporated, National Corporation for Housing Partnerships
and NHP
                     Partners, Inc. dated October 15, 1996
     (2)     10.15b  First Amendment to Services Agreement by and between NHP
Incorporated,
                     National Corporation for Housing Partnerships and NHP
Partners, Inc., dated
                     October 15, 1996
     (1)     10.16   Letter Agreement between Michael R. Eisenson and
J. Roderick Heller, III
                     dated February 17, 1995 regarding performance vesting
options
     (1)     10.17   Letter Agreement between NHP Incorporated and Ann Torre
Grant dated
                     January 24, 1995
     (1)     10.18   Form of Tax Sharing Agreement among NHP Incorporated, NHP
Partners, Inc. and
                     The National Housing Partnership Limited Partnership
     (1)     10.19   Form of Amended and Restated Shareholders Agreement among
NHP Incorporated,
                     Demeter Holdings Corporation, John Frick and Capricorn
Investors, L.P.

    NOTE   EXHIBIT
   NUMBER   NUMBER   DESCRIPTION
   ------  --------  -----------

     (1)     10.20   Shareholders Agreement dated December 10, 1993 by and among
Leo E. Zickler,
                     NHP-HG II, Inc. and Oxford Asset Management Corporation
     (1)     10.21   Shareholders Agreement dated December 10, 1993 by and among
Leo E. Zickler,
                     Francis P. Lavin, ML Oxford Finance Corp., NHP-HG III,
Inc., Oxford Asset
                     Management Corporation
     (1)     10.22   Promissory Note dated December 10, 1993 in the amount of
$1,200,000 by
                     NHP-HG, Inc., NHP Property Management, Inc., and NHP, Inc.,
Payor, and
                     Oxford Management Company, Inc., Oxford Retirement
Services, Inc., Oxford
                     Realty Services Corp., Oxford Holding Corporation and
Oxford Development
                     Corporation
     (1)     10.23   Cash Escrow Account Agreement dated December 10, 1993 by
and among NHP
                     Property Management, Inc., Oxford Asset Management
Corporation, Oxford
                     Corporation, Oxford Development Corporation, Oxford
Development Enterprises,
                     Inc., Oxford Management Company, Inc., Oxford Equities
Corporation, Indiana
                     Mortgage & Investment Corporation, Oxford Engineering
Services, Inc., Oxford
                     Properties Corporation, Oxford Mortgage and Investment
Corporation, Oxford
                     Real Estate Holdings Corporation, Oxford Securities
Corporation, Oxford
                     Holding Corporation, Oxford Realty Services Corp., Oxford
Retirement
                     Services, Inc. and Oxford Investment Corporation
     (2)     10.24   Fairfax Square Office Lease Agreement by and between
Fairfax Square
                     Associates II and NHP Incorporated dated December 8, 1995
     (2)     10.25   Keystone Office Lease between WRC Properties, Inc. and NHP
Incorporated
                     dated March 14, 1996
     (2)     10.26   Asset Management Agreement between C.R.I., Inc. and NHP
Incorporated dated
                     February 29, 1996
     (2)     10.27   Letter Agreement between Richard M. Powell and J. Roderick
Heller, III dated
                     February 2, 1996
     (2)     10.28   Stock Purchase Agreement by and between NHP Incorporated
and Commonwealth
                     Overseas Trading Company Limited and Sheik Mohammed A. Al-
Tuwaijri dated
                     March 20, 1996
     (3)     10.28A  First Amendment to Stock Purchase Agreement by and among
NHP Incorporated,
                     Commonwealth Overseas Trading Company Limited and Sheik
Mohammed A. Al-
                     Tuwaijri dated as of April 1, 1996
     (2)     10.29   Purchase agreement by and between NHP HDV-Three, Inc. and
NHP HDV-Two, Inc.
                     dated October 31, 1995
     (2)     10.30   Right of First Refusal by and between NHP Incorporated, NHP-
HDV Four, Inc.,
                     NHP-HDV Five, Inc., NHP-HDV Six, Inc., NHP-HDV Seven, Inc.
and NHP-HDV ight,
                     Inc. dated December 1, 1995
     (3)     10.31   Escrow Agreement by and among NHP Incorporated,
Commonwealth Overseas
                     Trading Company Limited, Sheik Mohammed A. Al-Tuwaijri and
State Street
                     Bank and Trust Company dated as of April 1, 1996
     (4)     10.32   Sublease Agreement by and between NHP Management Company
and Columbia Gas
                     Systems Service Corporation
     (6)     10.33   Purchase Agreement by and among NHP Incorporated and Casa
Del Mar, Inc.,
                     Casa Del Mar Participation Corporation, Hamilton House,
Inc., Hamilton
                     House Funding Limited Partnership, Preferred Retirement
Communities, Inc.,
                     Preferred Home Health, Inc., Preferred Home Health Limited
Partnership,
                     Stephen A. Goldberg, David H. Mainguy, Robert H. Mainguy,
Diana L.
                     Goldberg, Hamilton House Associates Limited Partnership and
Casa Del Mar
                     Associates Limited Partnership dated as of June 28, 1996
     (6)     10.33A  Amendment No. 1 to Purchase Agreement by and among NHP
Incorporated and
                     Casa Del Mar, Inc., Casa Del Mar Participation Corporation,
Hamilton House,
                     Inc., Hamilton House Funding Limited Partnership, Preferred
Retirement
                     Communities, Inc., Preferred Home Health, Inc., Preferred
Home Health
                     Limited Partnership, Stephen A. Goldberg, David H. Mainguy,
Robert H.
                     Mainguy, Diana L. Goldberg, Hamilton House Associates
Limited Partnership
                     and Casa Del Mar Associates Limited Partnership dated as of
July 12, 1996

    NOTE   EXHIBIT
   NUMBER   NUMBER   DESCRIPTION
   ------  --------  -----------

              10.33B Schedule 1.3 - Allocation of Purchase Price to Purchase
Agreement by and
                     among NHP Incorporated and Casa Del Mar, Inc., Casa Del Mar
Participation
                     Corporation, Hamilton House, Inc., Hamilton House Funding
Limited
                     Partnership, Preferred Retirement Communities, Inc.,
Preferred Home Health,
                     Inc., Preferred Home Health Limited Partnership, Stephen A.
Goldberg, David
                     H. Mainguy, Robert H. Mainguy, Diana L. Goldberg, Hamilton
House Associates
                     Limited Partnership and Casa Del Mar Associates Limited
Partnership dated
                     as of July 12, 1996
     (6)     10.34   Notice of Delegation of Rights and Obligations dated July
12, 1996
             10.35   Purchase Agreement by and between WMF/Huntoon Paige
Associates Limited and
                     American Capital Resources, Inc. dated May 7, 1996
             10.36   Management Agreement by and between Hamilton House
Associates Limited
                     Partnership and Preferred Retirement Communities, Inc.
dated June 28, 1996
             10.36A  Assignment of Management Agreement by and among Preferred
Retirement
                     Communities, Inc., NHP Florida Management Co., Inc. and
Hamilton House
                     Associates Limited Partnership dated July 12, 1996
             10.37   Management Agreement by and between Casa Del Mar Associates
Limited
                     Partnership and Preferred Retirement Communities, Inc.
dated June 28, 1996
             10.37A  Assignment of Management Agreement by and among Preferred
Retirement
                     Communities, Inc., NHP Florida Management Co., Inc. and
Casa Del Mar
                     Associates Limited Partnership dated July 12, 1996
             10.38   Letter agreement between the Company and Stephen A.
Goldberg dated July 12,
                     1996
             10.39   Promissory Note No. 1 dated July 12, 1996, in the amount of
$300,000 by the
                     Company, Maker and Stephen A. Goldberg
             10.39A  Promissory Note No. 2 dated July 12, 1996, in the amount of
$300,000 by the
                     Company, Maker and Stephen A. Goldberg
             10.40   Promissory Note dated July 12, 1996, in the amount of
$2,000,000 by the
                     Company, Maker and Diana L. Goldberg
             10.41   Promissory Note dated July 12, 1996, in the amount of
$200,000 by the
                     Company, Maker and Hazel L. Mainguy
             10.42   Promissory Note dated July 12, 1996, in the amount of
$600,000 by the
                     Company, Maker and David H. Mainguy
             10.43   Promissory Note dated July 12, 1996, in the amount of
$600,000 by the
                     Company, Maker and Robert H. Mainguy
             10.44   Purchase Agreement by and between the Company and Property
Resources
                     Corporation dated November 12, 1996
             10.45   Stock Purchase Agreement by and among Washington Mortgage
Financial, Ltd.,
                     Proctor & Associates, David J Sibbold, Terrence M.
Halverson and Stephen J.
                     Pyett dated December 6, 1996
             10.46   Operating Agreement of Aptek Maintenance Services LLC by
and among the
                     Company, Property Resources Corporation and Aptek
Maintenance Services LLC
                     dated December 17, 1996
             10.47   Operating Agreement of Aptek Management Company LLC by and
among the
                     Company, Property Resources Corporation and Aptek
Management Company LLC
                     dated December 17, 1996
                               10.48   Employment Agreement between Washington
Mortgage Financial Group, Ltd.,
                     and Shekar Narasimhan dated July 1, 1994
             10.49   Amendment of Management Agreement by and among Aldus III
Associates,
                     Property Resources Coporation and NHP/PRC Management
Company LLC dated
                     January 6, 1997

    NOTE   EXHIBIT
   NUMBER   NUMBER   DESCRIPTION
   ------  --------  -----------

           10.50     Amended and Restated Operating Agreement by and among the
Company, Property
                     Resources Corporation and NHP/PRC Management company dated
January 6, 1997
           10.51     Continent Stock Issuance Agreement by and between the
Company and Property
                     Resources Corporation dated January 6, 1997
           10.52     Put-Call Option Agreement by and between the Company and
Property Resources
                     Corporation dated January 6, 1997
           10.53     S.B.I. Corp. Stockholders' Agreement by and among S.B.I.
Corp., Cellar
                     H.S.C., Ltd., and NHP-HG 16, Inc. dated January 24, 1997
           10.54     Heritage Resources, Inc. Stockholders' Agreement by and
among Heritage
                     Resources, Inc., Conveyor H.R.I., Ltd. and NHP-HG 16, Inc.
dated January
                     24, 1997
           10.55     Amended and Restated Housing Management Agreement by and
between Rehab
                     Unlimited 74 and Broad Street Management, Inc. dated
January 24, 1997
           10.56     Acquisition Agreement by and Among NHP-HG 16, Inc., NHP-HG
17, Inc., David
                     W. Houze, Deborah S. Burgy, Brightside, Ltd., Nuco Business
Systems, Inc.,
                     Cellar H.S.C., Ltd. and Conveyor H.R.I., Ltd. dated January
24, 1997
           10.57     Amended and Restated Agreement Regarding Additional
Management Services by
                     and among Directions 79, Medallion-Directions, Ltd. and NHP-
HG 16, Inc.
                     dated January 24, 1997
           11        Statement re computation of per share earnings
     (1)   16.1      Letter regarding change in certifying accountant
           21        Subsidiaries
           27        Financial Data Schedule
     (5)   99.1      WMF Holdings, Ltd. and Subsidiaries Financial Statements
and Supplementary
                     Information for the Years Ended December 31, 1994 and 1995,
With
                     Independent Auditors' Report Thereon
     (5)   99.2      Unaudited Pro Forma Combined Condensed Financial Statements
and Notes to
                     Unaudited Pro Forma Combined Condensed Financial Statements

------------------
(1) Filed as an exhibit to the Company's report on Form S-1 Registration Statement effective
     August 14, 1995, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's annual report on Form 10-K for the year ending December
     31, 1995, and filed with the Commission on March 29, 1996, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on
     April 15, 1996, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended
     March 31, 1996, filed with the Commission on May 13, 1996, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's current report on Form 8-K/A filed with the Commission on May 29, 1996, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on
     July 26, 1996, and incorporated herein by reference.