Form 10-Q
period 1997-03-31
NHP INC
filed 1997-05-14
CIK 946358

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

                        FOR THE PERIOD ENDED MARCH 31, 1997

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

At April 30, 1997, there were 12,655,439 shares of common stock outstanding.

===============================================================================

                                 NHP INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q

                                 TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Operations
              - Three Months Ended March 31, 1997 and 1996                1

              Consolidated Balance Sheets
              - March 31, 1997 and December 31, 1996                      2

              Consolidated Statements of Cash Flows
              - Three Months ended March 31, 1997 and 1996                3

              Notes to Unaudited Consolidated Financial Statements        4

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                  11


PART II.    OTHER INFORMATION

            ITEM 2.  CHANGE IN SECURITIES                                 20

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                     20

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     20


SIGNATURES                                                                21

                            PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     1997                1996
                                                    --------            --------

Revenue, substantially all from related parties:
  Property management services                      $14,575             $13,283
  On-site personnel, general and administrative
   cost reimbursement                                32,755              30,532
  Administrative and reporting fees                   1,186                 942
  Other                                               2,601               1,048
                                                    -------             -------
    Total revenue                                    51,117              45,805

Expenses:
  Salaries and benefits:
    On-site employees                                31,805              29,875
    Off-site employees                                7,218               6,019
  Other general and administrative                    4,494               3,101
  Costs charged to the Real Estate Companies            950                 657
  Amortization of purchased management contracts      1,560                 879
  Other depreciation and amortization                   794                 194
                                                    -------             -------
    Total expenses                                   46,821              40,725

Operating income                                      4,296               5,080

Interest income                                         487                 148
Interest expense                                     (1,265)               (557)
Income from continuing operations before
 income taxes                                         3,518               4,671
Provision for income taxes                           (1,407)             (1,868)
    Income from continuing operations                 2,111               2,803
Income from discontinued operations, net of
 income taxes                                           115                 -
                                                    -------             -------
     Net income                                     $ 2,226             $ 2,803
                                                    =======             =======

Net income per common share:
  Continuing operations                                0.16                0.22
  Discontinued operations                              0.01                 -
                                                    -------             -------
    Net income                                      $  0.17             $  0.22
                                                    =======             =======
Weighted average common and equivalent shares
 outstanding (in thousands)                          12,891              12,563
                                                    =======             =======

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)


                                                    March 31,        December
31,
                                                     1997               1996
                                                   (Unaudited)        (Restated)
                                                   -----------       -----------
-

     ASSETS

Cash and cash equivalents                           $  6,698           $  4,779
Receivables, net, substantially all from related
 parties                                              11,438             15,270
On-site cost reimbursement receivable,
 substantially all from related parties                5,743              3,816
Current portion of net deferred tax asset              4,990              6,357
Investment in real estate held for sale               13,727             13,719
Other current assets                                   5,583              2,227
                                                    --------           --------

    Total current assets                              48,179             46,168

Purchased management contracts, net                   49,360             43,718
Net assets of discontinued operations                 22,596             22,528
Goodwill, net                                          5,733              5,887
Property, equipment and capitalized software, net     11,811             10,415
Other assets                                          14,268             10,832
Net deferred tax asset                                 7,575              7,441
                                                    --------           --------

    Total assets                                    $159,522           $146,989
                                                    ========           ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including
 amounts payable to related parties of $143 in
 1997 and 1996                                      $    734           $    720
Accounts payable                                       3,635              3,947
Accrued expenses, including amounts associated
 with related parties of $2,476 and $4,090 in
 1997 and 1996, respectively                           8,957             11,452
Accrued on-site salaries and benefits                  5,743              3,816
Deferred revenues and other                            3,766              3,400
                                                    --------           --------

    Total current liabilities                         22,835             23,335

Long-term debt                                        68,454             62,607
Other long-term liabilities                            9,181              5,034
                                                    --------           --------

    Total liabilities                                100,470             90,976

Commitments and contingencies (Note 6)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 12,652,439 and 12,586,629 shares
   issued and outstanding in 1997 and 1996,
   respectively                                          127                126
  Additional paid-in capital                         132,341            131,529
  Accumulated deficit                                (73,416)           (75,642)
                                                    --------           --------

  Total shareholders' equity                          59,052             56,013
                                                    --------           --------

    Total Liabilities and Shareholders' Equity      $159,522           $146,989
                                                    ========           ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                  NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (IN THOUSANDS)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------

Cash Flows From Operating Activities:
  Net income                                         $ 2,226            $ 2,803
  Discontinued operations, net of income taxes          (115)               -
                                                     -------            -------

  Income from continuing operations                    2,111              2,803
  Depreciation and amortization                        2,354              1,073
  Income taxes                                         1,387              1,688
  Decrease (increase) in receivables,
   substantially all from related parties              2,293             (2,997)
  Decrease (increase) in deferred costs and other        969               (937)
  Decrease in accounts payable and accrued expenses     (876)            (1,270)
  Increase in deferred revenues and other
   liabilities                                           377                485
  Other                                                  110                 16
                                                     -------            -------

    Net cash provided by continuing operations         8,725                861
    Net cash used by discontinued operations          (3,364)               -
                                                     -------            -------

      Net cash provided by operating activities        5,361                861

Cash Flows From Investing Activities:
  Purchase of management contracts                    (3,365)            (1,479)
  Purchase of long-term note receivable               (4,236)               -
  Purchase of fixed assets                            (1,834)              (655)
  Other                                                 (233)               -
                                                     -------            -------

    Net cash used in investing activities             (9,668)            (2,134)

Cash Flows From Financing Activities:
  Additional borrowings                               10,000             21,000
  Repayments of debt                                  (4,189)            (7,015)
  Proceeds from stock option exercises                   660                -
  Payment of financing, offering and disposition
   costs                                                (245)              (280)
                                                     -------            -------

    Net cash provided by financing activities          6,226             13,705
                                                     -------            -------

Increase in cash and cash equivalents                  1,919             12,432
Cash and Cash Equivalents, beginning of period         4,779              5,996
                                                     -------            -------

Cash and Cash Equivalents, end of period             $ 6,698            $18,428
                                                     =======            =======

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                             $ 1,211            $  487
  Cash income tax payments                           $    20            $  180

Non-cash items:
  Notes payable given as consideration for
   acquisitions                                      $   -              $  848

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NHP Incorporated (the "Company") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the financial statements and the notes thereto in the Company's restated Financial Statements and Supplementary Data included as Exhibit 99.4 in Apartment and Management Investment Company's ("AIMCO") 8-K, as amended, dated April 16, 1997. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three month periods ended March 31, 1997 and 1996. Certain prior year amounts have been reclassified to conform to current year presentation. All material intercompany accounts and transactions, except for the amounts due from NHP Financial Services to NHP Incorporated discussed in Note 2, have been eliminated in consolidation.

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

     On April 21, 1997, the Company entered into a plan to spin off NHP Financial Services (formerly the Company's Financial Services business segment) to the Company's current shareholders. Accordingly, the accompanying March 31, 1997, financial statements reflect NHP Financial Services as discontinued operations in accordance with GAAP. Amounts due from NHP Financial Services to NHP Incorporated, of approximately $4.5 million and $0.9 million as of March 31, 1997, and December 31, 1996, respectively, have not been eliminated in consolidation and are included as a receivable in other current assets and as a liability in the net assets of discontinued operations. The Consolidated Balance Sheet as of December 31, 1996 has been restated to reflect NHP Financial Services as discontinued operations. NHP Financial Services was acquired on April 1, 1996, therefore, no restatement of the first quarter 1996 Consolidated Statement of Operations was required. For further discussion, see Note 2.

(2)  DISCONTINUED OPERATIONS

     On April 21, 1997, the Company entered into a plan to distribute shares of NHP Financial Services (formerly the Company's Financial Services business segment) to the Company's existing shareholders pursuant to the terms of a Rights Agreement (the "Rights Agreement") approved by the Board of Directors on that date. Pursuant to the Rights Agreement, the Company will issue to its stockholders rights (the "Rights") to receive a distribution of one-third of a share of NHP Financial Services for each right at the earlier of the time of the AIMCO merger discussed in Note 3, or on December 1, 1997, if the AIMCO merger has not occurred by that date. NHP Financial Services has received a commitment, subject to certain conditions, to purchase 546,498 shares of NHP Financial Services for an aggregate

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


purchase price of $5 million on or shortly after the distribution of shares, which is equivalent to $9.15 per share of NHP Financial Services stock. The distribution of NHP Financial Services stock is conditioned on the consent of lenders under the Company's credit agreement. The rights were distributed on May 9 to stockholders of record of the Company on May 2, 1997.

     Following the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide, in part, for NHP Financial Services to assume all liabilities relating to the business and operations of NHP Financial Services prior to the distribution (except for the costs of the distribution) and to indemnify NHP Incorporated for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     In addition, the separation agreement will also provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by NHP Financial Services to NHP Incorporated. The intercompany amounts owed by NHP Financial Services will be forgiven by NHP Incorporated up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP Incorporated from February 1, 1997, through the date of the AIMCO merger, net of any transactions costs (including severance and related costs) incurred by NHP Incorporated. The remaining balance will be repaid by NHP Financial Services. The intercompany balance of approximately $4.5 million, due from NHP Financial Services to NHP Incorporated as of March 31, 1997, consists primarily of advances to NHP Financial Services related to the Proctor acquisition and intercompany tax allocations. In April 1997, NHP Incorporated advanced NHP Financial Services an additional $4.6 million to fund the Askew acquisition discussed further in Note 4.

     NHP Financial Services was acquired on April 1, 1996. Therefore, no comparative amounts are presented below for the first quarter of 1996. The operating results of NHP Financial Services for the first quarter of 1997 are summarized below (in thousands, except per share amounts):

                                                           Quarter Ended
                                                          March 31, 1997
                                                          --------------

     Revenue:
       Financial Services                                     $7,185
       Financial Services interest income                        933
                                                              ------

         Total Revenue                                         8,118

     Expenses:
       Salaries and benefits                                   3,557
       Other general and administrative                        2,477
       Financial Services operating interest                     127
       Provision for loan servicing losses                       174
       Amortization of capitalized mortgage servicing
        rights                                                 1,082
       Other depreciation and amortization                       333
                                                              ------

         Total expenses                                        7,750
                                                              ------

       Operating income                                          368
       Interest expense                                          (47)
                                                              ------

       Income before taxes                                       321
       Provision for income taxes                               (206)
                                                              ------

       Net income                                             $  115
                                                              ======

       Net income per share of NHP Incorporated
        common stock                                          $  .01
                                                              ======

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The components of the net assets of discontinued operations (the assets and liabilities of NHP Financial Services) are summarized below (in thousands):

                                                    March 31,        December
31,
                                                     1997               1996
                                                   -----------       -----------
-

Assets:
  Cash and equivalents                              $ 5,507            $ 6,601
  Mortgage loans held for sale, pledged              28,683             40,263
  Other current assets                                2,911              4,195
                                                    -------            -------

    Current assets                                   37,101             51,059

  Capitalized mortgage servicing rights, net         22,751             22,460
  Goodwill                                            7,560              7,705
  Other assets                                        3,342              4,140
                                                    -------            -------

    Total assets                                    $70,754            $85,364
                                                    =======            =======

Liabilities:
  Warehouse line of credit                          $28,285            $39,925
  Due to NHP Incorporated                             4,489                872
  Other current liabilities                           5,508             12,329
                                                    -------            -------

    Current liabilities                              38,282             53,126

  Long-term debt                                      5,306              5,315
  Other long-term liabilities                         4,570              4,395
                                                    -------            -------

    Total liabilities                                48,158             62,836
                                                    -------            -------

Net assets of discontinued operations               $22,596            $22,528
                                                    =======            =======

(3)  CHANGE IN CONTROL AND MERGER AGREEMENT

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by Apartment Investment and Management Company ("AIMCO"), a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE). Upon completion of the merger, each of the Company's stockholders will receive for each share of Company common stock, at the stockholder's election, either (i) a combination of .37383 shares of AIMCO common stock and $10.00 cash per share of Company common stock, or (ii) .74766 shares of AIMCO common stock. The merger is conditioned on the approval of the Company's stockholders and AIMCO stockholders, the completion of the transactions between AIMCO and the majority stockholders of the Company described below, and customary state and federal regulatory and other approvals.

     AIMCO has separately entered into a Stock Purchase Agreement with Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together hold a majority of the outstanding shares of the Company's common stock (approximately 54.8%). Pursuant to the Stock Purchase Agreement, AIMCO will acquire all of the Company's common stock held by Demeter and Capricorn. AIMCO will pay Demeter $20 in cash per share for 50% of the Company shares held directly and indirectly by Demeter. For the remainder of Demeter's shares and Capricorn's shares, AIMCO will pay .74766 shares of AIMCO common stock per share of Company common stock. On May 5, 1997, AIMCO acquired 6,496,071 shares of the Company's stock from Demeter and Capricorn, or approximately 51% of the Company's outstanding shares, pursuant to the Stock Purchase Agreement. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO holds a majority of the issued and outstanding shares of the Company's common stock. The Stock Purchase Agreement

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


provides for AIMCO to acquire the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock held by persons other than AIMCO. Stockholder meetings to approve the merger are expected to be held in late summer.

     The Company has also been informed that AIMCO is continuing negotiations on the terms of a definitive agreement with Demeter and Capricorn to acquire interests in certain real estate properties owned or controlled by the Real Estate Companies, which are controlled by Demeter and Capricorn, most of which properties are managed by the Company pursuant to a long-term property management contract. Both the Company's and AIMCO's obligations to complete the merger are conditioned on signing the definitive agreement relating to the sale of real estate interests and the management agreement remaining in effect. As consideration for AIMCO's executing the Merger Agreement, the Company has waived its right of first refusal to purchase the real estate being sold to AIMCO.

(4)  ACQUISITIONS

     CONTINUING OPERATIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The Company purchased a 15% interest in NHP/PRC Management Company, LLC ("NHPPRC"), a limited liability property management company, from PRC. NHPPRC is the management agent for a portfolio of 19 HUD subsidized properties containing 2,426 apartments in New York City and has subcontracted the management of these properties to the Company. Because the Company's interest in NHPPRC constitutes 100% of the Class A membership interest, it has operational and voting control over this entity, and the results of NHPPRC are consolidated with those of the Company and PRC's interest is accounted for as a minority interest.

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

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction is accounted for as a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million. The Company also has a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. The estimated value of this commitment is $0.7 million and has been recorded as liability and is included in other long-term liabilities on the Consolidated Balance Sheet. As part of the transaction, PRC has the right to require the Company, at any time, upon 30 days notice through January 2002, to purchase the remaining 85% interest of NHPPRC for $3.8 million (the "Put Option"). The Company recorded a $3.2 million liability related to the Put Option. This liability represents the estimate of the difference between the amount to be paid by the Company ($3.8 million) and the estimate of the present value of the remaining cash flows to be acquired at the time the Put Option is expected to be exercised. This liability is included in other long-term liabilities on the Consolidated Balance Sheet. Total purchased management contracts recorded associated with the PRC acquisition was $5.4 million. Also in conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note. The note, which is

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


included in other assets on the Consolidated Balance Sheet, has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

     In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company for approximately $1.8 million. Broad Street, as a wholly owned subsidiary, will continue to manage a portfolio of 17 apartment communities aggregating 1,942 units, located in Columbus, Ohio, Louisville, Kentucky and Augusta, Georgia. The Broad Street acquisition has been accounted for under the purchase method of accounting and resulted in the entire purchase price being allocated to purchased management contracts.

     DISCONTINUED OPERATIONS

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of the assets of Askew Investment Company ("Askew"), the third largest commercial mortgage banking firm in metropolitan Dallas-Fort Worth, Texas, for $4.6 million. Included in the transaction is Askew's $425 million loan servicing portfolio of office building, warehouse, retail, and multifamily properties, as well as the firm's 14 active correspondent relationships with life insurance companies. The acquisition will be accounted for under the purchase method of accounting.

(5)  LONG-TERM DEBT AND LINES OF CREDIT

     AMENDMENT TO CREDIT FACILITY

     In February 1997, the terms of the Company's $75 million Credit Facility were amended. The significant changes in the agreement include the allowance of up to $100 million in additional senior unsecured term debt, an increase in the amount of unsubordinated borrowing allowed in connection with acquisitions from $10 million to $25 million, and a reduction in the Credit Facility's overall pricing. The interest rate has been reduced from The First National Bank of Boston's base rate or LIBOR plus 175 basis points to a sliding scale rate which ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points, depending on the Company's ratio of debt to income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). In addition, the commitment fee on the unused portion of the Credit Facility may be reduced from 37.5 basis points per annum to 25 basis points per annum, also depending on the ratio of debt to EBITDA.

     Effective March 1, 1997, based on the Company's debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. Going forward, these rates will be evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio.

(6)  COMMITMENTS AND CONTINGENCIES

     CONTINUING OPERATIONS

     As of March 31, 1997, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.3 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation have indicated that one or more of them may have the right to terminate the Company's contracts for the management of the Oxford Properties. The Company believes these assertions are without merit.

     DISCONTINUED OPERATIONS

     NHP Financial Services bears the Level I risk of loss associated with the loans it services under the FNMA DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the FNMA DUS loan servicing portfolio was approximately $795 million at March 31, 1997. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. The Company has provided a reserve for losses of $4.6 million as of March 31, 1997. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced. Under the DUS program, NHP Financial Services has also established at March 31, 1997, a $4.4 million irrevocable letter of credit on FNMA's behalf to fund any loan losses.

(7)  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share, a measure required by the new standard, will not include stock options as common stock equivalents and, therefore, is expected to be higher than if the previously required primary earnings per share were to be reported. Under the Company's current capital structure, diluted earnings per share, also required by the new standard, will be calculated the same as the previously required primary earnings per share

(8)  SUBSEQUENT EVENTS

     As discussed further in Note 3, on May 5, 1997, the majority (approximately 51%) of the outstanding shares of the Company's common stock were acquired by AIMCO. As new majority owner, AIMCO has indicated that it is likely the Great Atlantic properties will not be sold. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996, including the right to manage the properties, with the intention of selling the real estate ownership interests to outside investors while retaining the management rights to the properties. Accordingly, the Company has historically accounted for its ownership interests in the Great Atlantic properties as an investment in real estate held for sale, which was reported at the lower of carrying value or fair value less estimated cost to sell and as a single line item on the Consolidated Balance Sheet. Beginning in the second quarter of 1997, the Company will consolidate the results of operations and financial position of the Great Atlantic properties.

     The following is summary of the consolidated results of operations of the Great Atlantic properties for the first quarter of 1997 (in thousands):

                                                      Quarter Ended
                                                      March 31, 1997
                                                      --------------

     Revenue                                             $4,504
     Expenses                                             5,315
                                                         ------

       Net loss                                          $ (811)
                                                         ======

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The following is summary of the consolidated balance sheet of the Great Atlantic properties as of March 31, 1997 (in thousands):

                                            March 31, 1997     December 31, 1996
                                            --------------     -----------------

     Total assets                              $85,931              $86,863
     Total liabilities                          73,570               73,691
                                               -------              -------

       Partners' capital                       $12,361              $13,172
                                               =======              =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations and regarding the effect of acquisitions. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including the completion of the merger discussed below, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company, and the availability of acquisition opportunities. Additional factors that could affect results are set forth below and in the Company's 1996 Annual Report on Form 10-K, filed March 21, 1997, and the Company's Registration Statement on Form S-1, filed June 5, 1995, as amended.

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

     As of April 1, 1996, NHP Incorporated closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed NHP Financial Services, Ltd., for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. NHP Financial Services, Ltd. is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily and commercial mortgage originators and servicers (collectively, "NHP Financial Services"). Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     On April 21, 1997, the Company entered into a plan to spin off NHP Financial Services (the Company's former Financial Services business segment) to the Company's current shareholders. The plan provides for the distribution of shares of NHP Financial Services to existing shareholders pursuant to the terms of a Rights Agreement approved by the Board of Directors on that date. For further discussion, see Note 2 to the Consolidated Financial Statements. Accordingly, the March 31, 1997, Consolidated Financial Statements reflect NHP Financial Services as discontinued operations in accordance with GAAP. In addition, the 1996 Consolidated Financial Balance Sheet presented in this report has been restated to present NHP Financial Services as discontinued operations. NHP Financial Services was acquired on April 1, 1996. Therefore, no restatement of the first quarter 1996 Consolidated Statement of Operations was required.

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by Apartment Investment and Management Company ("AIMCO"), a real estate investment trust whose shares are traded on the New York Stock Exchange. AIMCO has separately entered into a Stock Purchase Agreement with Demeter and Capricorn, who together hold a majority of the outstanding shares of the Company's common stock (approximately 54.8%). Pursuant to the Stock Purchase Agreement, AIMCO will acquire all of the Company's common stock held by Demeter and Capricorn. On May 5, 1997, AIMCO acquired 6,496,071 shares of the Company's stock from Demeter and Capricorn, or approximately 51% of the Company's outstanding shares, pursuant to the Stock Purchase Agreement. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO holds a majority of the issued and outstanding shares of the Company's common stock. The Stock Purchase Agreement provides for AIMCO to acquire the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock held by persons other than AIMCO. Stockholder meetings to approve the merger are expected to be held in late summer. For further discussion of the pending AIMCO merger and AIMCO's purchase of Company shares held by Demeter and Capricorn, see Note 3 to the Consolidated Financial Statements.

     The Company has also been informed that AIMCO is continuing negotiations on the terms of a definitive agreement with Demeter and Capricorn to acquire interests in certain real estate properties owned or controlled by the Real Estate Companies, which are controlled by Demeter and Capricorn, most of which properties are managed by the Company pursuant to a long-term property management contract. Both the Company's and AIMCO's obligations to complete the merger are conditioned on signing the definitive agreement relating to the sale of real estate interests and the management agreement remaining in effect. For further discussion, see Note 3 to the Consolidated Financial Statements.

     No effect has been given to the potential impact of a merger with AIMCO in the following discussion of the Company's results of operations and financial position.

ACQUISITIONS AND NEW BUSINESSES

     CONTINUING OPERATIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction is accounted for as a 1997 acquisition. For further discussion, see Note 4 to the Consolidated Financial Statements.

     In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company for approximately $1.8 million. For further discussion, see
Note 4 to the Consolidated Financial Statements.

     DISCONTINUED OPERATIONS

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of the assets Askew Investment Company ("Askew"), the third largest commercial mortgage banking firm in metropolitan Dallas-Fort Worth, Texas, for $4.6 million. Included in the transaction is Askew's $425 million loan servicing portfolio of office building, warehouse, retail, and multifamily properties, as well as the firm's 14 active correspondent relationships with life insurance companies. The acquisition will be accounted for under the purchase method of accounting.

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

     For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which many affiliated properties receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but utilize varying approaches to achieve that goal. Congress is currently also considering various proposals for the renewal of Section 8 contracts that will expire during the federal fiscal year 1998 (October 1997 through September 1998). While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.


RESULTS OF OPERATIONS

SUMMARY

     For the first quarter of 1997, the Company recorded pre-tax income from continuing operations of $3.5 million compared with $4.7 million for the first quarter of 1996, an decrease of $1.2 million, or 24.7%. Both revenues and expenses from continuing operations of the Company show increases in the three month periods of 1997 over 1996, primarily as a result of the acquisition of Preferred Home Health, Inc. in July 1996 and the acquisition of additional property management contracts. The $1.2 million decrease in pre-tax income from continuing operations for the quarter resulted primarily from approximately
$0.7 million in expenses recorded related to the AIMCO merger, increased costs in 1997 as a result of the move of the Company's headquarters and Indianapolis offices to new locations in 1996, amortization of goodwill related to the acquisition of Preferred Home Health, Inc. and increased amortization of purchased management contracts resulting from acquisitions along with the related increased interest expense on borrowings to finance the acquisitions. See the discussion below for further explanations of changes in revenues and expenses. The Company's EBITDA for the first quarter of 1997 was $7.1 million compared with $6.3 million for the first quarter of 1996, an improvement of $0.8 million, or 13.3%. EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or
(ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     Net income for the first quarter of 1997 was $2.1 million, including a $1.4 million provision for income taxes, compared with $2.8 million in the first quarter of 1996, which included a $1.9 million provision for income taxes. Net income for the first quarter of 1997 also includes $0.1 million of income from discontinued operations which represents the net income for the quarter of NHP Financial Services (formerly the Company's Financial Services business segment).

     Table 1 below sets forth the percentage of the Company's total revenue from continuing operations represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three months ended March 31, 1997, versus the same period of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business.

                                        TABLE 1
                  SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND
                        EXPENSES FROM CONTINUING OPERATIONS
                          AS A PERCENTAGE OF TOTAL REVENUE

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                     --------     --------

REVENUE
  Property management services                         28.5%        29.0%
  On-site personnel, general and administrative
   cost reimbursement                                  64.1%        66.6%
  Administrative and reporting fees                     2.3%         2.1%
  Other                                                 5.1%         2.3%
                                                      -----        -----

    Total revenue                                     100.0%       100.0%
                                                      -----        -----

EXPENSES
  Salaries and benefits
    On-site employees                                  62.2%        65.2%
    Off-site employees                                 14.1%        13.1%
  Other general and administrative                      8.8%         6.8%
  Costs charged to the Real Estate Segment              1.9%         1.5%
  Amortization of purchased management contracts        3.1%         1.9%
  Depreciation and amortization                         1.6%         0.4%
                                                      -----        -----

    Total expenses                                     91.7%        88.9%
                                                      -----        -----

Operating Income                                        8.3%        11.1%
                                                      =====        =====

EBITDA                                                 14.0%        13.8%
                                                      =====        =====

     The Company's expenses include salaries and benefits with respect to employees working at managed properties, that are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the Company's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows the Company's adjusted revenue and expenses, which excludes on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of the Company's total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three months ended March 31, 1997 versus the same period of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business. Such a presentation would also reflect economies in operating expenses, to the extent they exist.

                                       TABLE 2
         SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS (IN THOUSANDS)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                     --------     --------

REVENUE
  Property management services                         $14,575      $13,283
  Administrative and reporting fees                      1,186          942
  Other                                                  2,601        1,048
                                                       -------      -------

    Adjusted revenue (1)                                18,362       15,273

EXPENSES
  Salaries and benefits, off-site employees              7,218        6,019
  Other general and administrative                       4,494        3,101
  Amortization of purchased management contracts         1,560          879
  Depreciation and amortization                            794          194
                                                       -------      -------

    Adjusted operating expenses (2)                     14,066       10,193
                                                       -------      -------

Operating Income                                       $ 4,296      $ 5,080
                                                       =======      =======

EBITDA                                                $ 7,137      $ 6,301
                                                       =======      =======

                                       TABLE 3
         SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS AS A PERCENTAGE OF
                                  ADJUSTED REVENUE

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                     --------     --------

REVENUE
  Property management services                          79.3%        86.9%
  Administrative and reporting fees                      6.5%         6.2%
  Other                                                 14.2%         6.9%
                                                       -----        -----

    Adjusted revenue (1)                               100.0%       100.0%
                                                       -----        -----

EXPENSES
  Salaries and benefits, off-site employees             39.3%        39.4%
  Other general and administrative                      24.5%        20.3%
  Amortization of purchased management contracts         8.5%         5.7%
  Depreciation and amortization                          4.3%         1.3%
                                                       -----        -----

    Adjusted operating expenses (2)                     76.6%        66.7%
                                                       -----        -----

Operating Income                                        23.4 %       33.3%
                                                       =====        =====

EBITDA                                                  38.9%        41.3%
                                                       =====        =====

------------------
(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for on-site employees and costs charged to the Real Estate Companies.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

     REVENUE

     Total revenue consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees, and other revenue. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. First quarter 1997 total revenue increased $5.3 million, or 11.6%, over first quarter 1996. First quarter 1997 adjusted revenue increased $3.1 million, or 20.2% over first quarter 1996. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $1.3 million, or 9.7%, during the first quarter of 1997 versus 1996. As a percentage of total revenue, property management revenue decreased to 28.5% from 29.0%. As a percentage of adjusted revenue, property management revenue decreased to 79.3% from 86.9%. The increase in absolute terms resulted primarily from an increase in the average number of units managed, due to acquisitions in 1996 and early 1997. The decrease as a percentage of total and adjusted revenue reflects the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.2 million, or 25.9%, during the first quarter of 1997 versus 1996. As a percentage of total revenue, administrative and reporting fees revenue increased to 2.3% from 2.1%. As a percentage of adjusted revenue, administrative and reporting fees revenue increased to 6.5% from 6.2%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. In the future, the Company expects administrative and reporting fees to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     OTHER REVENUE, which includes Buyers Access (Registered Trademark) fees, revenues from Preferred Home Health, tax credit investment fees, insurance advisory fees and other revenue, increased $1.6 million, or 148.2%, during the first quarter of 1997 versus 1996. As a percentage of total revenue, other revenue increased to 5.1% from 2.3%. As a percentage of adjusted revenue, other revenue increased to 14.2% from 6.9%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from the acquisition of Preferred Home Health in July 1996, which contributed approximately
$0.9 million in revenue, an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program, an increase in the level of tax credit related fees during the first quarter of 1997 versus 1996, and fees related to the CRI asset management contract which did not start until late in the first quarter of 1996.

     EXPENSES

     Total expenses consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, costs charged to the Real Estate Companies, amortization of purchased management contracts, and other depreciation and amortization. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $6.1 million, or 15.0%, in the first quarter of 1997 versus the first quarter of 1996. Adjusted operating expenses increased $3.9 million, or 38.0%, in the first quarter of 1997 versus the first quarter of 1996. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $1.2 million, or 19.9%, in the first quarter of 1997 versus 1996. As a percentage of total revenue, salary and benefits - off-site employees increased to 14.1% from 13.1%. As a percentage of adjusted revenue, salary and benefits - off-site employees expenses remained essentially the same. The increase in absolute terms and as a percentage of total revenue resulted primarily from additional personnel costs associated with Preferred Home Health ($0.7 million) and additional personnel costs incurred related to management of additional properties and addition of personnel to expand the Company's customer and equity services.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $1.4 million, or 44.9%, in the first quarter of 1997 versus 1996. As a percentage of total revenue, other general and administrative expenses increased to 8.8% from 6.8%. As a percentage of adjusted revenue, other general and administrative expenses increased to 24.5% from 20.3%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from higher professional fees related to the AIMCO merger ($0.7 million) and growth in the Company's business and increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana, offset by a lower provision for doubtful accounts in the first quarter of 1997.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.7 million, or 77.5%, in the first quarter of 1997 versus 1996. As a percentage of total revenue, amortization of purchased management contracts increased to 3.1% from 1.9%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 8.5% from 5.7%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from acquisitions of additional management contracts.

     OTHER dEPRECIATION AND AMORTIZATION expense increased $0.6 million, or 309.3%, in the first quarter of 1997 versus 1996. As a percentage of total revenue, depreciation and amortization expense increased to 1.6% from 0.4%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 4.3% from 1.3%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from increased depreciation on computer hardware and software purchased and developed in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased $0.3 million, or 229.1% for the first quarter of 1997 verses 1996. This increase is due primarily to interest income recognized on the Goldberg and PRC notes receivable, offset slightly by a decrease in interest income on amounts due from the Real Estate Companies.

     Interest expense increased $0.7 million, or 127.1%, for the first quarter of 1997 versus 1996. The increase is due primarily to a higher level of debt during 1997 as a result of acquisitions in 1996 and early 1997. Going forward, interest expense is expected to continue to be higher than 1996 levels as a result of additional borrowings related to the previously discussed acquisitions.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS (NHP FINANCIAL SERVICES)

     As previously discussed, earnings from discontinued operations represents the net results of operations of NHP Financial Services which includes Washington Mortgage Financial. NHP Financial Services' primary business activities are multifamily and commercial loan servicing, multifamily and commercial loan origination and secondary marketing. NHP Financial Services does not hold the mortgages it originates or purchases long-term but resells them through various programs. NHP Financial Services' revenue includes loan servicing fees, net gain on sale of mortgage loans, interest income, placement fee income, origination fee income and other income. The results of NHP Financial Services are included in the Company's results of operations, as discontinued operations, from the date of acquisition, April 1, 1996.

     For a summary of NHP Financial Services' results of operations and the components of net assets of discontinued operations, see Note 2 to the Consolidated Financial Statements. NHP Financial Services revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of interest rates. Future revenues may fluctuate as a result of changes in these factors. Therefore, Financial Services' first quarter results may not be indicative of future period results. NHP Financial Services results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill. For further discussion, reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report on Form 10-K, filed March 21, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. Net cash provided by continuing operations for the first three months of 1997 was $8.7 million compared with $0.9 million for the first three months of 1996. On March 31, 1997, cash and cash equivalents totaled $6.7 million.

     Net cash used by discontinued operations includes cash flows from operating, investing and financing activities of NHP Financial Services. The net cash used by discontinued operations in the first quarter of 1997 represents primarily the $3.7 million paid to purchase Proctor and Associates. This acquisition closed as of December 31, 1996, but the cash was not paid until early January 1997.

     For the first three months of 1997, net cash used in investing activities was $9.7 million, primarily reflecting payments for the acquisition of property management rights, the purchase of a long-term note receivable related to the PRC transaction, and cash used to purchase hardware and develop software related to the Company's ongoing move from mainframe technology to client-server based technology and costs of leasehold improvements, furniture and equipment for additional space at the Company's Vienna, Virginia headquarters. Net cash used in investing activities in the first three months of 1996 of $2.1 million primarily reflects payments for acquisition of property management rights.

     For the first three months of 1997, net cash provided by financing activities was $6.2 million, primarily reflecting borrowings on the Credit Facility related to the acquisitions of PRC and Broad Street and borrowings by the Company for NHP Financial Services' acquisition of Askew, which closed in mid-April, net of repayments on the Credit Facility. In the first three months of 1996, net cash provided by financing activities was $13.7 million, primarily reflecting borrowings to purchase NHP Financial Services, net of repayments on the Credit Facility.

     The Company's future capital expenditures are expected to consist largely of funds required in connection with acquisitions by NHP Financial Services, prior to its spin-off. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under its various credit facilities. The Company believes that it can repay its current indebtedness out of operating cash flow, alternative debt arrangements or additional equity offerings. Due to the pending merger with AIMCO, NHP Incorporated is not currently pursuing any significant acquisitions and the Company currently has no material commitments for capital expenditures.

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

     Effective March 1, 1997, based on the Company's debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. Going forward, these rates will be evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio. On March 31, 1997, the Company had $12 million of available borrowings under this revolving Credit Facility.

     The Company has unused NOLs for Federal tax purposes which compose most of the Company's deferred tax asset. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Furthermore, if the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs is also limited as a result of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The sale of the Company's common stock by Demeter and Capricorn to AIMCO triggered the Section 382 limitation. As a result, Section 382 imposes an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized. The Company believes that the Section 382 limitations will not significantly impact the Company's future tax liability.

     The Company expects to recognize capital gain for federal income tax purposes as a result of the distribution of the rights combined with the later distribution of shares of NHP Financial Services, discussed in Note 2. The amount of gain recognized by the Company will be the excess of the fair market value of NHP Financial Services on the date of the distribution of the rights, over the Company's tax basis in NHP Financial Services. The Company expects to have regular federal NOLs available in sufficient amount to offset the gain under the regular federal income tax, but does not expect to have sufficient alternative minimum tax NOLs available to offset the gain under the alternative minimum tax.

     The Company has provided working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled
$0.1 million as of March 31, 1997, are payable on demand and incur interest at the rate equal to prime plus 1%. It has not yet been determined how the purchase by AIMCO of the majority of Company's stock and AIMCO's signing of a definitive agreement with Demeter and Capricorn to acquire interests in certain real estate properties owned or controlled by the Real Estate Companies will impact this arrangement.

     Following the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide, in part, for NHP Financial Services to assume all liabilities relating to the business and operations of NHP Financial Services prior to the distribution (except for the costs of the distribution) and to indemnify NHP Incorporated for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     In addition, the separation agreement will also provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by NHP Financial Services to NHP Incorporated. The intercompany amounts owed by NHP Financial Services will be forgiven by NHP Incorporated up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP Incorporated from February 1, 1997, through the date of the AIMCO merger, net of any transactions costs (including severance and related costs) incurred by NHP Incorporated. The remaining balance will be repaid by NHP Financial Services. The intercompany balance of approximately $4.5 million, due from NHP Financial Services to NHP Incorporated as of March 31, 1997, consists primarily of advances to NHP Financial Services related to the Proctor acquisition and intercompany tax allocations. In April 1997, NHP Incorporated advanced NHP Financial Services an additional $4.6 million to fund the Askew acquisition discussed further in Note 4 to the Consolidated Financial Statements.

     In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation have indicated that one or more of them may have the right to terminate the Company's contracts for the management of the Oxford Properties. AIMCO and NHP believe these assertions are without merit.


                             PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES

     On April 21, 1997, the Company, NHP Financial Services, Ltd. ("NHP Financial Services") (a wholly-owned subsidiary of the Company) and The First National Bank of Boston entered into a Rights Agreement, pursuant to which the Company issued to its stockholders of record on May 2, 1997, and to persons who are issued shares thereafter, the right to receive a distribution of all of the common stock of NHP Financial Services held by the Company (the "Rights") subject to certain conditions. The Rights were distributed on May 9, 1997, but the Rights are not transferable separately from the shares of the Company. Additional information regarding the Rights and the Rights Agreement is set forth in the Company's Current Report of Form 8-K, dated April 16, 1997, and the Company's Registration Statement on Form 8-A filed April 28, 1997, both of which are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NO.     DESCRIPTION

          11.0 Statement regarding computation of per share earnings.

          27.0            Financial Data Schedule.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K, dated February 20, 1997, reporting, under Item 5, Other Events, (i) the announcement that Apartment Investment and Management Company ("AIMCO") had entered into a letter agreement to acquire all the shares of the Company's common stock owned by Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together own approximately 54.8% of the Company's outstanding common stock; (ii) the announcement that the Company had received a merger proposal from AIMCO, pursuant to which AIMCO would acquire the balance of the outstanding shares of the Company's common stock on the same terms agreed to by Demeter and Capricorn;
(iii) the announcement that the Company had received a letter from Insignia Financial Group, Inc. ("Insignia"), stating that Insignia wished to make an offer to buy 100% of the outstanding common stock of the Company at a price higher than the offer by AIMCO; and (iv) the announcement that the Company had received a second letter from Insignia stating that Insignia is prepared to offer $24 per share of the Company's common stock -- 50% cash and 50% in Insignia Class A Common Stock -- for all outstanding stock on the Company, including the stock held by Demeter and Capricorn.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NHP INCORPORATED
                                    (Registrant)

May 14, 1997                         By:  /S/ ANN TORRE GRANT
                                          --------------------------------------
                                          Ann Torre Grant
                                          Executive Vice President, Chief
                                           Financial Officer,
                                           and Treasurer (Authorized Officer and
                                           Principal Financial Officer)