Form 10-Q
period 1997-06-30
NHP INC
filed 1997-08-13
CIK 946358

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
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED JUNE 30, 1997

                        Commission file number:  000-26572

                                 NHP INCORPORATED
               (Exact name of registrant as specified in its charter)


DELAWARE                                            52-1445137
--------                                            ----------
State or other jurisdiction of                      I.R.S. Employer
incorporation or organization                       Identification No.

8065 LEESBURG PIKE, SUITE 400, VIENNA, VIRGINIA     22182-2738
-----------------------------------------------     ----------
Address of principal executive offices              Zip Code

Registrant's telephone number including area code   (703) 394-2400
-------------------------------------------------   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                              ---      ---

At August 11, 1997, there were 12,805,939 shares of common stock outstanding.

-------------------------------------------------------------------------------

                                  NHP INCORPORATED
                           QUARTERLY REPORT ON FORM 10-Q

                                 TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Operations
              - Three Months Ended June 30, 1997 and 1996                  1

              Consolidated Statements of Operations
              - Six Months Ended June 30, 1997 and 1996                    2

              Consolidated Balance Sheets
              - June 30, 1997 and December 31, 1996                        3

              Consolidated Statements of Cash Flows
              - Six Months ended June 30, 1997 and 1996                    4

              Notes to Unaudited Consolidated Financial Statements         5

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                   14


PART II.    OTHER INFORMATION

            ITEM 2.  CHANGE IN SECURITIES                                  26

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                               26

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      26


Signatures                                                                 28

                            PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1997            1996
                                                      --------        --------
Revenue, substantially all from related parties
 (except for rental revenue):
   Property management services                        $14,573         $13,282
   On-site personnel, general and administrative
    cost reimbursement                                  32,145          31,214
   Administrative and reporting fees                     1,185             942
   Rental revenue                                        2,916             -
   Other                                                 2,667           1,309
                                                       -------         -------

     Total revenue                                      53,486          46,747

Expenses:
  Salaries and benefits:
    On-site employees                                   31,053          30,532
    Off-site employees                                   7,515           6,070
  Other general and administrative                       3,949           3,199
  Real estate operating costs                            1,863             -
  Costs charged to the Real Estate Companies             1,092             682
  Amortization of purchased management contracts         1,477           1,014
  Depreciation and other amortization                    1,424             287
  Non-recurring merger related expenses                  4,850             -
                                                       -------         -------

    Total expenses                                      53,223          41,784
                                                       -------         -------

Operating income                                           263           4,963

Interest income                                            622             136
Interest expense                                        (2,405)           (922)
                                                       -------         -------

Income (loss) from continuing operations before
 income taxes                                           (1,520)          4,177
Benefit (provision) for income taxes                       608          (1,673)
                                                       -------         -------

  Income (loss) from continuing operations                (912)          2,504
Income from discontinued operations, net of income
 taxes                                                     478             421
                                                       -------         -------

  Net income (loss)                                    $  (434)        $ 2,925
                                                       =======         =======

Net income (loss) per common share:
  Continuing operations                                  (0.07)           0.20
  Discontinued operations                                 0.04            0.03
                                                       -------         -------

    Net income (loss)                                  $ (0.03)        $  0.23
                                                       =======         =======

Weighted average common and equivalent shares
 outstanding (in thousands)                             13,019          12,783
                                                       =======         =======


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       1997            1996
                                                     --------        --------
Revenue, substantially all from related parties
 (except for rental revenue):
  Property management services                       $ 29,148        $ 26,565
  On-site personnel, general and administrative
   cost reimbursement                                  64,900          61,746
  Administrative and reporting fees                     2,371           1,884
  Rental revenue                                        2,916             -
  Other                                                 5,268           2,357
                                                     --------        --------

    Total revenue                                     104,603          92,552

Expenses:
  Salaries and benefits:
   On-site employees                                   62,858          60,407
   Off-site employees                                  14,733          12,089
  Other general and administrative                      7,747           6,300
  Real estate operating costs                           1,863             -
  Costs charged to the Real Estate Companies            2,042           1,339
  Amortization of purchased management contracts        3,037           1,893
  Depreciation and other amortization                   2,218             481
  Non-recurring merger related expenses                 5,546             -
                                                     --------        --------

    Total expenses                                    100,044          82,509
                                                     --------        --------

Operating income                                        4,559          10,043

Interest income                                         1,109             284
Interest expense                                       (3,670)         (1,479)
                                                     --------        --------

Income from continuing operations before
 income taxes                                           1,998           8,848
Provision for income taxes                               (799)         (3,541)
                                                     --------        --------

  Income from continuing operations                     1,199           5,307
Income from discontinued operations, net of
 income taxes                                             593             421
                                                     --------        --------

  Net income                                         $  1,792        $  5,728
                                                     ========        ========

Net income per common share:
  Continuing operations                                  0.09            0.42
  Discontinued operations                                0.05            0.03
                                                     --------        --------

    Net income                                       $   0.14        $   0.45
                                                     ========        ========

Weighted average common and equivalent shares
 outstanding (in thousands)                            12,959          12,684
                                                     ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                   NHP INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                       June 30,    December 31,
                                                         1997          1996
                                                     (Unaudited)    (Restated)
                                                     -----------   ------------
     ASSETS
Cash and cash equivalents                            $  2,040      $  4,779
Restricted cash                                         2,218           -
Receivables, net, substantially all from
 related parties                                       13,692        15,270
On-site cost reimbursement receivable,
 substantially all from related parties                 3,600         3,816
Current portion of net deferred tax asset               2,754         6,357
Investment in real estate held for sale                   -          13,719
Other current assets                                   10,607         2,227
                                                     --------      --------

  Total current assets                                 34,911        46,168

Purchased management contracts, net                    46,957        43,718
Real estate, net                                       82,204           -
Net assets of discontinued operations                  22,979        22,528
Goodwill, net                                           5,579         5,887
Property, equipment and capitalized software, net      12,460        10,415
Other assets                                           17,344        10,832
Net deferred tax asset                                 10,043         7,441
                                                     --------      --------

  Total Assets                                       $232,477      $146,989
                                                     ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt, including
 amounts payable to related parties of $143
 in 1997 and 1996                                    $    847      $    720
Accounts payable                                        2,956         3,947
Accrued expenses, including amounts associated
 with related parties of $2,184 and $4,090 in 1997
 and 1996, respectively                                10,252        11,452
Accrued on-site salaries and benefits                   3,600         3,816
Deferred revenues and other                             5,250         3,400
                                                     --------      --------

  Total current liabilities                            22,905        23,335

Real Estate related debt                               71,005           -
Other long-term debt                                   70,298        62,607
Other long-term liabilities                             9,317         5,034
                                                     --------      --------

  Total Liabilities                                   173,525        90,976

Commitments and contingencies (Note 10)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 12,677,439 and 12,586,629 shares
   issued and outstanding in 1997 and 1996,
   respectively                                           127           126
  Additional paid-in capital                          132,675       131,529
  Accumulated deficit                                 (73,850)      (75,642)
                                                     --------      --------

    Total shareholders' equity                         58,952        56,013
                                                     --------      --------

      Total Liabilities and Shareholders' Equity     $232,477      $146,989
                                                     ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                  NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (IN THOUSANDS)

                                                    Six Months Ended June 30,
                                                      1997              1996
                                                    --------          --------
Cash Flows From Operating Activities:
  Net income                                        $  1,792          $  5,728
  Discontinued operations, net of income taxes          (593)             (421)
                                                    --------          --------

Income from continuing operations                      1,199             5,307
  Depreciation and amortization                        5,255             2,374
  Income taxes                                         1,010             2,202
  Decrease in receivables, substantially all from
   related parties                                     2,182             1,713
  Increase in deferred costs and other                  (616)              (68)
  Decrease in accounts payable and accrued expenses   (3,237)           (1,002)
  Increase in deferred revenues and other
   liabilities                                         1,389             1,813
  Restricted cash                                       (144)              -
  Other                                                  203               -
                                                    --------          --------

    Net cash provided by continuing operations         7,241            12,339
    Net cash provided (used) by discontinued
     operations                                       (8,247)              605
                                                    --------          --------

      Net cash provided (used) by operating
       activities                                     (1,006)           12,944

Cash Flows From Investing Activities:
  Purchase of The WMF Group, Ltd.                        -             (17,550)
  Investment in real estate held for sale                -             (13,608)
  Purchase of management contracts                    (3,491)           (3,685)
  Purchase of long-term note receivable               (4,236)              -
  Purchase of fixed assets                            (3,221)           (2,630)
  Other                                                 (225)              -
                                                    --------          --------

    Net cash used in investing activities            (11,173)          (37,473)

Cash Flows From Financing Activities:
  Additional borrowings                               12,000            35,000
  Repayments of debt                                  (4,393)          (15,094)
  Proceeds from stock option exercises                   993               -
  Payment of financing, offering and disposition
   costs                                                (245)             (280)
                                                    --------          --------

    Net cash provided by financing activities          8,355            19,626
                                                    --------          --------

Decrease in cash and cash equivalents                 (3,824)           (4,903)
Great Atlantic beginning cash (5/3/97)                 1,085               -
Cash and Cash Equivalents, beginning of period         4,779             5,996
                                                    --------          --------

Cash and Cash Equivalents, end of period            $  2,040          $  1,093
                                                    ========          ========

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                            $  2,638          $    876
  Cash income tax payments                          $    490          $  1,742

Non-cash items:
  Notes payable given as consideration for
   acquisitions                                     $    -            $  2,293
  Stock issued for acquisition of The WMF
   Group, Ltd.                                      $    -            $  3,780

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of NHP Incorporated (the "Company" or "NHP") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the financial statements and the notes thereto in the Company's restated Financial Statements and Supplementary Data included as Exhibit 99.1 to the Company's 8-K, dated April 21, 1997, and filed with the SEC on June 10, 1997. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for amounts discussed in Note 4) necessary for a fair presentation of the results for the three and six month periods ended June 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform to current year presentation. All material intercompany accounts and transactions, except for the amounts due from The WMF Group, Ltd. ("WMF") to NHP discussed in Note 2, have been eliminated in consolidation.

     As of April 1, 1996, NHP closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed The WMF Group, Ltd., for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily mortgage originators and servicers. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     On April 21, 1997, the Company entered into a plan to spin off WMF (formerly the Company's Financial Services business segment) to the Company's current shareholders. Accordingly, the accompanying financial statements reflect WMF as discontinued operations in accordance with generally accepted accounting principles ("GAAP"). Amounts due from WMF to NHP Incorporated, of approximately $9.1 million and $0.9 million as of June 30, 1997, and December 31, 1996, respectively, have not been eliminated in consolidation and are included as a receivable in other current assets and as a liability in the net assets of discontinued operations. See Note 2 for discussion of the terms of the settlement of these amounts. The Consolidated Statements of Operations for the three and six month periods of 1996 have also been restated to reflect WMF as discontinued operations. For further discussion, see Note 2.

     As discussed further in Note 3, on May 5, 1997, the majority (approximately 51%) of the outstanding shares of the Company's common stock was acquired by Apartment Investment and Management Company ("AIMCO"). As a result of the change in control, the Company no longer intends to sell the Great Atlantic properties and, therefore, the results of the real estate operations of the Great Atlantic properties are included in the Company's consolidated financial statements beginning May 5, 1997. The Company's results of operations include a $0.3 million loss (after-tax) from the operations of the Great Atlantic properties. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996, including the right to manage the properties, with the intention of selling the real estate ownership interests to outside investors while retaining the management rights to the properties. Accordingly, the Company has historically accounted for its ownership interests in the Great Atlantic properties as an investment in real estate held for sale, which was reported at the lower of carrying value or fair value less estimated cost to sell and as a single line item on the Consolidated Balance Sheet.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(2)  DISCONTINUED OPERATIONS

     On April 21, 1997, the Company entered into a plan to distribute shares of WMF (formerly the Company's Financial Services business segment) to the Company's existing shareholders pursuant to the terms of a Rights Agreement (the "Rights Agreement") approved by the Board of Directors (the "WMF Spin-Off"). Pursuant to the Rights Agreement, the Company has issued to its stockholders rights (the "Rights") to receive a distribution of one-third of a share of WMF for each right at the earlier of the time of the AIMCO merger discussed in Note 3, or on December 1, 1997, if the AIMCO merger has not occurred by that date. On April 21, 1997, Capricorn II (an affiliate of Capricorn) entered into the Capricorn II Investment Commitment with WMF pursuant to which Capricorn II would, following the negotiation and execution of definitive documentation and subject to the satisfaction of the conditions that will be specified therein, purchase from WMF 546,498 shares of WMF common stock for a price of $9.15 per share in connection with the WMF Spin-Off. The Capricorn II Commitment does not purport to constitute a legally binding agreement with respect to the investment. The distribution of WMF stock is conditioned on the consent of lenders under the Company's credit agreement. The rights were distributed on May 9, 1997, to stockholders of record of the Company on May 2, 1997.

     Following the distribution of shares of WMF, NHP and WMF will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of WMF, NHP and WMF will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by WMF to NHP. WMF will not be required to repay the intercompany amounts to the extent offset by a capital contribution of the intercompany balances up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP from February 1, 1997, through the date of the AIMCO merger, net of any transactions costs (including severance and related costs) incurred by NHP . The remaining balance, if any, will be repaid by WMF. NHP will contribute to WMF the excess, if any, of NHP's Free Cash Flow, as defined, over the intercompany amounts owed to NHP. The intercompany balance of approximately $9.1 million, due from WMF to NHP as of June 30, 1997, consists primarily of advances to WMF related to the Proctor and Askew acquisitions and intercompany tax allocations. For further discussion of WMF's acquisition of Askew, see Note 5. In addition, the separation agreement will provide, in part, for WMF and NHP to assume all liabilities relating to their separate businesses and operations prior to the distribution (except for the costs of the distribution for which NHP will be responsible) and to indemnify each other for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     WMF was acquired on April 1, 1996. Therefore, operating results presented for the first six months of 1996 include only three months activity. The operating results of WMF for the three and six month periods ended June 30, 1997, and the period April 1, 1996, to June 30, 1996, are summarized below (in thousands, except per share amounts):

                                  NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                  Three Months                     Six Months
                                      Ended         April 1 -         Ended
                                  June 30, 1997   June 30, 1996   June 30, 1997
                                  -------------   -------------   -------------
Revenue:
  Financial Services                 $8,679           $6,595         $15,864
  Financial Services interest
   income                             1,178            1,114           2,111
                                     ------           ------         -------

  Total revenue                       9,857            7,709          17,975

Expenses:
  Salaries and benefits               4,097            2,814           7,654
  Other general and administrative    2,784            2,085           5,260
  Financial Services operating
   interest                             147              419             275
  Provision for loan servicing
   losses                               279              256             453
  Amortization of capitalized
   mortgage servicing rights          1,126              951           2,208
  Depreciation and other
   amortization                         406              283             739
                                     ------           ------         -------

  Total expenses                      8,839            6,808          16,589
                                     ------           ------         -------

  Operating income                    1,018              901           1,386
  Interest expense                      (45)             (77)            (92)
                                     ------           ------         -------

Income before taxes                     973              824           1,294
Provision for income taxes             (495)            (403)           (701)
                                     ------           ------         -------

Net income                           $  478           $  421         $   593
                                     ======           ======         =======

Net income per share of NHP
 Incorporated common stock           $ 0.04           $ 0.03         $  0.05
                                     ======           ======         =======

     The components of the net assets of discontinued operations (the assets and liabilities of WMF) are summarized below (in thousands):

                                                       June 30,    December 31,
                                                         1997        1996
                                                       --------    ------------
Assets:
  Cash and equivalents                                  $ 7,676     $ 6,601
  Mortgage loans held for sale, pledged                  21,646      40,263
  Other current assets                                    2,984       4,195
                                                        -------     -------

    Current assets                                       32,306      51,059

  Capitalized mortgage servicing rights, net             22,921      22,460
  Goodwill                                               12,182       7,705
  Other assets                                            3,502       4,140
                                                        -------     -------

    Total assets                                        $70,911     $85,364
                                                        =======     =======

Liabilities:
  Warehouse line of credit                              $20,870     $39,925
  Due to NHP Incorporated                                 9,095         872
  Other current liabilities                               8,071      12,329
                                                        -------     -------

    Current liabilities                                  38,036      53,126

  Long-term debt                                          5,047       5,315
  Other long-term liabilities                             4,849       4,395
                                                        -------     -------

    Total liabilities                                    47,932      62,836
                                                        -------     -------

Net assets of discontinued operations                   $22,979     $22,528
                                                        =======     =======

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     WMF results for first six months of 1997 exclude $0.2 million (pre-tax) of interest expense on amounts due to NHP which has been eliminated in consolidation.

(3)   CHANGE IN CONTROL AND MERGER AGREEMENT

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by AIMCO, a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE). Upon completion of the merger, each of the Company's stockholders will receive for each share of Company common stock, at the stockholder's election, either (i) a combination of 0.37383 shares of AIMCO common stock and $10.00 cash per share of Company common stock, or (ii) 0.74766 shares of AIMCO common stock. The merger is conditioned on the approval of the Company's stockholders and AIMCO stockholders and customary state and federal regulatory and other approvals.

     On May 5, 1997, AIMCO acquired, pursuant to the Stock Purchase Agreement, 6,496,073 shares of the Company's stock from Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together held a majority of the outstanding shares of the Company's common stock (approximately 54.8%). As consideration for the sale of the Company's common stock, Demeter received $72.6 million in cash and 1,224,463 shares of AIMCO common stock, and Capricorn received 918,394 shares of AIMCO common stock. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO holds a majority (approximately 51%) of the issued and outstanding shares of the Company's common stock. The Stock Purchase Agreement provides for AIMCO to acquire the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock, excluding shares deemed to be owned by AIMCO or its affiliates. Stockholder meetings to approve the merger are expected to be held late in the third quarter or early in the fourth quarter of 1997.

     On June 3, 1997, AIMCO acquired NHP Partners, Inc. and NHP Partners Two Limited Partnership (the "Real Estate Companies") from Demeter, Capricorn, Phemus Corporation, an affiliate of Demeter, J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company, and NHP Partners Two LLC, for total consideration of $54.8 million cash and warrants to purchase 399,999 shares of AIMCO common stock at an exercise price of $36.00 per share. Prior to the AIMCO purchase, the Real Estate Companies were controlled by Demeter and Capricorn. Prior to the Company's initial public offering in August 1995, the Real Estate Companies were owned by the Company. Most of the properties owned or controlled by the Real Estate Companies are currently managed by the Company pursuant to a long-term property management contract. Pursuant to the Merger Agreement, the Company waived its right of first refusal to purchase the real estate sold to AIMCO.

(4)  NON-RECURRING MERGER RELATED EXPENSES

     In conjunction with the acquisition of majority ownership of the Company by AIMCO and the proposed merger with AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, to AIMCO's headquarters in Denver, Colorado, or to office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company accrued its portion of the remaining estimated cost of this transition, consisting primarily of severance costs, in the second quarter of 1997. The Company has also incurred other costs associated with the pending AIMCO merger, including various professional fees and the Company's estimated share of cost associated with printing and filing of the joint proxy statement. The Company recorded total related costs of $4.9 million and $5.5 million in the three and six-month periods ended June 30, 1997, respectively.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)  ACQUISITIONS

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

     The Company and PRC also formed Aptek Management Co. LLC which will provide property management services for third party-owned condominiums, cooperatives, public housing, university and hospital housing in the New York metropolitan region. In addition, the Company and PRC formed Aptek Maintenance Services, LLC, which will provide maintenance services for Company-managed properties and third-party-owned properties where competitive, initially in New York and the Washington, D.C. area. Both Aptek Management Co. LLC and Aptek Maintenance Services, LLC are owned equally by PRC and the Company but PRC will control and oversee their operations. These two joint ventures will be accounted for under the equity method of accounting.

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction is accounted for as a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million. The Company also has a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. The estimated value of this commitment is $0.7 million and has been recorded as a liability and is included in other long-term liabilities on the Consolidated Balance Sheet as of June 30, 1997. As part of the transaction, PRC has the right to require the Company, at any time, upon 30 days notice through January 2002, to purchase the remaining 85% interest of NHPPRC for $3.8 million (the "Put Option"). The Company recorded a $3.2 million liability related to the Put Option. This liability represents the estimate of the difference between the amount to be paid by the Company ($3.8 million) and the estimate of the present value of the remaining cash flows to be acquired at the time the Put Option is expected to be exercised. This liability is included in other long-term liabilities on the Consolidated Balance Sheet. Total purchased management contracts recorded associated with the PRC acquisition was $5.4 million. Also in conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note. The note, which is included in other assets on the Consolidated Balance Sheet, has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

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

     DISCONTINUED OPERATIONS

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of the assets of Askew Investment Company ("Askew"), the third largest commercial mortgage banking firm in metropolitan Dallas-Fort Worth, Texas, for $4.6 million. Included in the transaction is Askew's $425 million loan servicing portfolio of office

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


building, warehouse, retail, and multifamily properties, as well as the firm's 14 active correspondent relationships with life insurance companies. The acquisition has been accounted for under the purchase method of accounting.

(6)  RESTRICTED CASH

     Restricted cash relates to the real estate operations of the Great Atlantic properties and includes tenant security deposits held in trust, escrows and capital replacement reserves.

(7)  REAL ESTATE, NET

     Real estate, net at June 30, 1997, consists of the following (in thousands):

                                                              June 30,
                                                                1997
                                                              --------
Land                                                          $14,359
Buildings and improvements                                     70,955
                                                              -------

                                                               85,314
Accumulated Depreciation                                       (3,110)
                                                              -------

                                                              $82,204
                                                              =======


(8)  REAL ESTATE RELATED DEBT

     PARTICIPATION IN JOINT FINANCING

     The real estate related debt is associated with the Great Atlantic properties. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996. The Company owns all of the limited and general partnership interests in the limited partnerships that in turn own the local partnerships (the partnerships that own and are responsible for the operations of the real estate). Eleven of the twelve local partnerships participate in joint financing, which was executed simultaneously with the acquisition. This financing consisted of three separate but related loans: (1) a senior mortgage loan; (2) a junior mortgage loan; and (3) a partnership loan. The junior mortgage loan was paid in full on December 31, 1996. The remaining loans are discussed below.

     SENIOR MORTGAGE LOAN

     The senior mortgage loan consists of eleven separate notes with an original face value totaling $55.3 million. The outstanding balance as of June 30, 1997, is $51.0 million. Interest is payable monthly at a rate of 8.53% per annum. There are no required principal payments until the loans mature on May 31, 2001. Principal may not be repaid prior to May 31, 1998, without the consent of the lender.

     The senior loans are secured by first mortgages on each of the properties and by an assignment of leases and rents. In addition, the senior note mortgagors have entered into a guaranty agreement wherein they guarantee the payment of all amounts due under all eleven senior mortgage notes.

     Each local partnership is required to make monthly escrow deposits for taxes, insurance, and a reserve for the replacement of project assets. Also, at the closing of the loan, the local partnership established with the lender a liquidity reserve equal to one month of interest on the senior and junior debt. Under the terms of the loan, the senior mortgagors must complete a schedule of agreed-upon deferred maintenance projects. At closing of the loan, a reserve account was established with the lender to be used for the completion of this work.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     PARTNERSHIP LOAN

     The partnership loan is evidenced by a single note, maturing June 3, 2001. The borrowers are the eleven limited partnerships which own the majority limited partner interests in the local partnerships, which in turn own the real estate. The note allocates the principal among the limited partnerships, but each is jointly and severally liable for the indebtedness. The local partnerships' leases and rents are pledged as collateral for the loan. The debt is secured by a pledge by each of the borrowers of their limited partnership interest in the local partnerships. The note also grants the lender the right to receive the operating income under a cash collateral provision, discussed below.

     The partnership loan includes two tiers, totaling $15.9 million. The first tier partnership loan amount is $9.9 million. Interest at a rate of 8.53% per annum is payable monthly. There are no required principal payments until the loan matures. Principal may not be prepaid until May 31, 1998, and then only if the second tier of the partnership loan has been retired.

     The second tier partnership loan amount is $6.0 million. The interest rate is the amount that would give the lender a pre-tax rate of return of 16%. Interest is paid at a rate of 12.588%. The difference is recorded as a deferred payable. There are no required principal payments until May 31, 1998. Thereafter, monthly principal payments are required in an amount equal to the lesser of 35% of monthly cash flow or $41,666. Any shortfall is deferred. In subsequent months, if 35% of monthly cash flow is greater than $41,666, the excess is applied to reduce prior deferred amounts. Principal prepayments are permitted prior to May 31, 1998, by paying a prepayment premium of 3% of the amount prepaid.

     CASH COLLATERAL ACCOUNTS

     All property income is required to be deposited directly into bank accounts controlled by the lender. These funds are swept periodically into a cash collateral account, also controlled by the lender. To the extent sufficient funds are available in the cash collateral account, funds are disbursed monthly for interest on the senior mortgage loan, escrows and reserves. The excess funds are transferred monthly to a second lender-controlled cash collateral account, from which required interest payments on the partnership loan are made. The remaining funds are then transferred to the properties for project operating expenses. The guaranty agreements, discussed below, allow the lender to make up the shortfall of any borrower from the income of the other borrowers.

     GUARANTY AGREEMENT

     Concurrent with the closing of the loan, the local partnerships entered into a guaranty agreement making them jointly and severally liable for the senior mortgage notes payable. Under the terms of this contract, each of the senior note mortgagors unconditionally guarantee the full and prompt payment of all amounts due under the senior mortgage loans. Under a related contribution agreement, the guarantors have agreed to allow funds from the cash collateral account to be used to satisfy any shortfall of an affiliate partnership. A separate guaranty agreement was entered into by the limited partnerships related to the partnership loan, with similar terms.

     NONRECOURSE

The liability of the local partnerships under the senior mortgage note and the guaranty, and the liability of the limited partnerships under the partnership note and guaranty, is limited to the underlying value of the real estate collateral plus amounts deposited with the lender.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     MORTGAGE NOTE PAYABLE

     The twelfth property has a separate mortgage note payable with a remaining balance as of June 30, 1997, of $4.2 million. The mortgage note payable is secured by a deed of trust on the real estate. The note bears interest at a rate of 7.95%. Principal and interest payments are payable by the local partnership in equal monthly installments of $35,794 to June 2016. The local partnership is required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures, and distributions to partners. The liability of the local partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

(9)  OTHER LONG-TERM DEBT AND LINES OF CREDIT

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

     Beginning March 1, 1997, based on the Company's ongoing debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. These rates are evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio.

(10)  COMMITMENTS AND CONTINGENCIES

     CONTINUING OPERATIONS

     As of June 30, 1997, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.3 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

     In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation have asserted that one or more of them may have the right to terminate the Company's contracts for the management of the Oxford Properties. AIMCO and the Company believe these assertions are without merit.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     DISCONTINUED OPERATIONS

     WMF bears the Level I risk of loss associated with the loans it services under the FNMA DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the FNMA DUS loan servicing portfolio was approximately $815 million at June 30, 1997. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. The Company has provided a reserve for losses of $4.8 million as of June 30, 1997. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced. Under the DUS program, WMF has also established at June 30, 1997, a $4.4 million irrevocable letter of credit on FNMA's behalf to fund any loan losses.

(11)  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share, a measure required by the new standard, will not include stock options as common stock equivalents and, therefore, is expected to be higher than if the previously required primary earnings per share were to be reported. Under the Company's current capital structure, diluted earnings per share, also required by the new standard, will be calculated the same as the previously required primary earnings per share.

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

     On August 18, 1995, NHP Incorporated (the "Company" or "NHP") completed an initial public offering (the "IPO") of 4.3 million shares of its common stock for net proceeds of approximately $52.0 million. Prior to that date the Company had been owned by various private investors. Concurrently with the closing of the IPO, the Company sold those of its subsidiaries which held all of the Company's direct and indirect interest in property-owning partnerships, along with its captive insurance subsidiary and certain other related assets (collectively referred to as the "Real Estate Companies") to the two controlling shareholders of the Company, Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), and J. Roderick Heller, III, the Chairman, President and Chief Executive Officer of the Company ("Mr. Heller"). On June 3, 1997, Apartment Investment and Management Company ("AIMCO") acquired the Real Estate Companies from Demeter, Capricorn, Phemus Corporation, an affiliate of Demeter, Mr. Heller, and NHP Partners Two LLC, for total consideration of $54.8 million cash and warrants to purchase 399,999 shares of AIMCO common stock at an exercise price of $36.00 per share. Most of the properties owned or controlled by the Real Estate Companies are currently managed by the Company pursuant to a long-term property management contract. Pursuant to the Merger Agreement discussed below, the Company waived its right of first refusal to purchase the real estate sold to AIMCO. For further discussion, see Note 3 to the Unaudited Consolidated Financial Statements.

     As of April 1, 1996, The Company closed the acquisition of all of the outstanding capital stock of WMF Holdings, Ltd., which was subsequently renamed The WMF Group, Ltd. ("WMF"), for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. WMF is the owner of Washington Mortgage Financial Group, Ltd. ("Washington Mortgage Financial") of Fairfax County, Virginia, one of the nation's leading multifamily and commercial mortgage originators and servicers. Included in Washington Mortgage Financial is WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), a leading FHA mortgage originator and servicer located in Edison, New Jersey.

     On April 21, 1997, the Company entered into a plan to spin off WMF (the Company's former Financial Services business segment) to the Company's current shareholders. The plan provides for the distribution of shares of WMF to existing shareholders pursuant to the terms of a Rights Agreement approved by the Board of Directors. For further discussion, see Note 2 to the Unaudited Consolidated Financial Statements. Accordingly, the accompanying Consolidated Financial Statements reflect WMF as discontinued operations in accordance with GAAP. In addition, the 1996 Consolidated Financial Statements have been restated to present WMF as discontinued operations.

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by AIMCO, a real estate investment trust whose shares are traded on the New
York Stock Exchange (AIV-NYSE). Upon completion of the merger, each of the Company's stockholders will receive for each share of Company common stock, at the stockholder's election, either (i) a combination of 0.37383 shares of AIMCO common stock and $10.00 cash per share of Company common stock, or (ii) 0.74766 shares of AIMCO common stock. The merger is conditioned on the approval of the Company's stockholders and AIMCO stockholders and customary state and federal regulatory and other approvals.

     On May 5, 1997, AIMCO acquired, pursuant to a stock purchase agreement, dated April 16, 1997, 6,496,073 shares of the Company's stock from Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together held a majority of the outstanding shares of the Company's common stock (approximately 54.8%). As consideration for the sale of the Company's common stock, Demeter received $72.6 million in cash and 1,224,463 shares of AIMCO common stock, and Capricorn received 918,394 shares of AIMCO common stock. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO holds a majority (approximately 51%) of the issued and outstanding shares of the Company's common stock. The Stock Purchase Agreement provides for AIMCO to acquire the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock, excluding shares deemed to be owned by AIMCO or its affiliates. Stockholder meetings to approve the merger are expected to be held late in the third quarter or early in the fourth quarter of 1997. For further discussion of the pending AIMCO merger and AIMCO's purchase of Company shares held by Demeter and Capricorn, see Note 3 to the Unaudited Consolidated Financial Statements.

     Except for $5.5 million of non-recurring merger related expenses discussed in Note 4 to the Consolidated Financial Statements, no effect has been given to the potential impact of the merger with AIMCO in the following discussion of the Company's results of operations and financial position.

ACQUISITIONS AND NEW BUSINESSES

     CONTINUING OPERATIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction is accounted for as a 1997 acquisition. For further discussion, see Note 5 to the Unaudited Consolidated Financial Statements.

     In January 1997, the Company acquired all of the outstanding shares of Broad Street Management, Inc. ("Broad Street"), a Columbus, Ohio-based property management company for approximately $1.8 million. For further discussion, see
Note 5 to the Unaudited Consolidated Financial Statements.

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

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

     The Company manages approximately 43,800 units that are subsidized under
Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based contracts with the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of Section 8. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in Federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

RESULTS OF OPERATIONS

SUMMARY

     For the second quarter of 1997, the Company recorded a pre-tax loss from continuing operations of $1.5 million compared with pre-tax income of $4.2 million for the second quarter of 1996, a decrease of $5.7 million. For the six months ended June 30, 1997, the Company recorded pre-tax income of $2.0 million compared with $8.8 million for the same period of 1996, a decrease of $6.8 million. Excluding non-recurring merger related expenses of $4.9 million related to the pending AIMCO merger, second quarter pre-tax earnings were $3.4 million. Excluding non-recurring merger related expenses of $5.5 million related to the pending AIMCO merger, pre-tax earnings for the first six months of 1997 were $7.5 million.

     Both revenues and expenses from continuing operations of the Company show increases in the three and six month periods of 1997 over 1996, primarily as a result of the acquisition of Preferred Home Health, Inc. in July 1996, the acquisition of additional property management contracts, and the inclusion of two months of operations of the Great Atlantic properties in the second quarter of 1997. The decrease in pre-tax income from continuing operations for the three and six month periods, excluding non-recurring expenses, resulted primarily from increased costs in 1997 as a result of the move of the Company's headquarters and Indianapolis offices to new locations in 1996, amortization of goodwill related to the acquisition of Preferred Home Health, Inc. and increased amortization of purchased management contracts resulting from acquisitions along with the related increased interest expense on borrowings to finance the acquisitions, as well as a $0.5 million pre-tax loss from the real estate operations of the Great Atlantic properties. See the discussion below for further explanations of changes in revenues and expenses.

     The Company's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the second quarter of 1997, excluding non-recurring expenses, was $8.6 million compared with $6.4 million for the second quarter of 1996, an improvement of $2.2 million, or 34.9%. EBITDA for the first six months of 1997, including the results of operations of the Great Atlantic properties and excluding non-recurring expenses, was $16.5 million compared with $12.7 million for the same period of 1996, an improvement of $3.8 million, or 29.7%. Approximately $1.2 million of the increase in EBITDA for the three and six month periods is attributable to including the operating results of the Great Atlantic properties from May 5, 1997 (for further discussion of the Great Atlantic properties, see Note 1 to the Unaudited Consolidated Financial Statements). EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or
(ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     The Company recorded a net loss for the second quarter of 1997 of $0.4 million, compared with net income of $2.9 million in the second quarter of 1996. For the first six months of 1997, net income was $1.8 million, compared with net income of $5.7 million for the same period of 1996.

     Table 1 below sets forth the percentage of the Company's total revenue from continuing operations represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and six months ended June 30, 1997, versus the same periods of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business.


                                       TABLE 1
           SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES FROM
                CONTINUING OPERATIONS AS A PERCENTAGE OF TOTAL REVENUE

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services               27.2%        28.4%            27.9%        28.7%
  On-site personnel,
   general and
   administrative cost
   reimbursement          60.1%        66.8%            62.0%        66.8%
  Administrative and
   reporting fees          2.2%         2.0%             2.3%         2.0%
  Rental revenue, net      5.5%          -               2.8%          -
  Other                    5.0%         2.8%             5.0%         2.5%
                         -----        -----            -----        -----

    Total revenue        100.0%       100.0%           100.0%       100.0%
                         =====        =====            =====        =====

EXPENSES
  Salaries and benefits
   On-site employees      58.1%        65.3%            60.1%        65.3%
   Off-site employees     14.1%        13.0%            14.1%        13.1%
  Other general and
   administrative          7.4%         6.8%             7.4%         6.8%
  Real estate operating
   costs                   3.5%          -               1.8%          -
  Costs charged to the
   Real Estate Companies   2.0%         1.5%             2.0%         1.4%
  Amortization of
   purchased management
   contracts               2.8%         2.2%             2.9%         2.0%
  Depreciation and other
   amortization            2.7%         0.6%             2.1%         0.5%
  Non-recurring merger
   related expenses        9.1%          -               5.3%          -
                         -----        -----            -----        -----

    Total expenses        99.7%        89.4%            95.7%        89.1%
                         -----        -----            -----        -----

Operating Income           0.3%        10.6%             4.3%        10.9%
                         =====        =====            =====        =====

EBITDA                     7.1%        13.7%            10.4%        13.7%
                         =====        =====            =====        =====

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

     Table 3 below sets forth the percentage of the Company's total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and six month periods ended June 30, 1997 versus the same periods of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business. Such a presentation would also reflect economies in operating expenses, to the extent they exist.


                                     TABLE 2
                   SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED
          REVENUE AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS
                                  (IN THOUSANDS)

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services              $14,573      $13,282          $29,148      $26,565
  Administrative and
   reporting fees          1,185          942            2,371        1,884
  Rental revenue, net      2,916          -              2,916          -
  Other                    2,667        1,309            5,268        2,357
                         -------      -------          -------      -------

    Adjusted revenue (1)  21,341       15,533           39,703       30,806

EXPENSES
  Salaries and benefits,
   off-site employees      7,515        6,070           14,733       12,089
  Other general and
   administrative          3,949        3,199            7,747        6,300
  Real estate operating
   costs                   1,863          -              1,863          -
  Amortization of
   purchased management
   contracts               1,477        1,014            3,037        1,893
  Depreciation and other
   amortization            1,424          287            2,218          481
  Non-recurring merger
   related expenses        4,850          -              5,546          -
                         -------      -------          -------      -------

   Adjusted operating
    expenses (2)          21,078       10,570           35,144       20,763
                         -------      -------          -------      -------

Operating Income
 (Loss)                  $   263      $ 4,963          $ 4,559      $10,043
                         =======      =======          =======      =======

EBITDA                  $ 3,786      $ 6,400          $10,923      $12,701
                         =======      =======          =======      =======

                                      TABLE 3
           SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE
         AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS AS
                       A PERCENTAGE OF ADJUSTED REVENUE

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services               68.3%        85.5%            73.4%        86.2%
  Administrative and
   reporting fees          5.6%         6.1%             6.0%         6.1%
  Rental revenue, net     13.6%          -               7.3%          -
  Other                   12.5%         8.4%            13.3%         7.7%
                         -----        -----            -----        -----

    Adjusted revenue (1) 100.0%       100.0%           100.0%       100.0%
                         -----        -----            -----        -----

EXPENSES
  Salaries and benefits,
   off-site employees     35.2%        39.1%            37.1%        39.2%
  Other general and
   administrative         18.5%        20.6%            19.5%        20.5%
  Real estate operating
   costs                   8.7%          -               4.7%          -
  Amortization of
   purchased management
   contracts               6.9%         6.5%             7.6%         6.1%
  Depreciation and other
   amortization            6.7%         1.8%             5.6%         1.6%
  Non-recurring merger
   related expenses       22.7%          -              14.0%          -
                         -----        -----            -----        -----

    Adjusted operating
     expenses (2)         98.7%        68.0%            88.5%        67.4%
                         -----        -----            -----        -----

Operating Income           1.3%        32.0%            11.5%        32.6%
                         =====        =====            =====        =====

EBITDA                    17.7%        41.2%            27.5%        41.2%
                         =====        =====            =====        =====

------------------
(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for on-site employees and costs charged to the Real Estate Companies.


RESULTS OF OPERATIONS - CONTINUING OPERATIONS - SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

     REVENUE

     Total revenue consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees, rental revenue, and other revenue. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Second quarter 1997 total revenue increased $6.7 million, or 14.4%, over second quarter 1996. Second quarter 1997 adjusted revenue increased $5.8 million, or 37.4% over second quarter 1996. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $1.3 million, or 9.7%, during the second quarter of 1997 versus 1996. As a percentage of total revenue, property management revenue decreased to 27.2% from 28.4%. As a percentage of adjusted revenue, property management revenue decreased to 68.3% from 85.5%. The increase in absolute terms resulted primarily from an increase in the average number of units managed, due to acquisitions in 1996 and early 1997. The decrease as a percentage of total and adjusted revenue reflects the addition of rental revenue related to the Great Atlantic properties and the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.2 million, or 25.8%, during the second quarter of 1997 versus 1996. As a percentage of total revenue, administrative and reporting fees revenue increased to 2.2% from 2.0%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 5.6% from 6.1%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. In the future, the Company expects administrative and reporting fees to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     RENTAL REVENUE consists of gross rental revenue less vacancies and concessions. Rental revenue represents two months activity of the Great Atlantic properties which has been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     OTHER REVENUE, which includes Buyers Access (Registered Trademark) fees, revenues from Preferred Home Health, tax credit investment fees, insurance advisory fees and other revenue, increased $1.4 million, or 103.7%, during the second quarter of 1997 versus 1996. As a percentage of total revenue, other revenue increased to 5.0% from 2.8%. As a percentage of adjusted revenue, other revenue increased to 12.5% from 8.4%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from the acquisition of Preferred Home Health in July 1996, which contributed approximately
$1.0 million in revenue, an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program during the second quarter of 1997 versus 1996, and an increase in fees related to asset management services.

     EXPENSES

     Total expenses consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, real estate operating costs, costs charged to the Real Estate Companies, amortization of purchased management contracts, and depreciation and other amortization. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $11.4 million, or 27.4%, in the second quarter of 1997 versus the second quarter of 1996. Adjusted operating expenses increased $10.5 million, or 99.4%, in the second quarter of 1997 versus the second quarter of 1996. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $1.4 million, or 23.8%, in the second quarter of 1997 versus 1996. As a percentage of total revenue, salary and benefits - off-site employees increased to 14.1% from 13.0%. As a percentage of adjusted revenue, salary and benefits - off-site employees decreased to 35.2% from 39.1%. The increase in absolute terms and as a percentage of total revenue resulted primarily from personnel costs associated with Preferred Home Health ($0.8 million) and management of additional properties. The decrease as a percentage of adjusted revenue resulted primarily from the increase in adjusted revenue due to the addition of rental revenue from the Great Atlantic properties without a proportional increase in salaries and benefits - off-site employees.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $0.8 million, or 23.4%, in the second quarter of 1997 versus 1996. As a percentage of total revenue, other general and administrative expenses increased to 7.4% from 6.8%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 18.5% from 20.6%. The increase in absolute terms and as a percentage of total revenue resulted primarily from growth in the Company's business, and increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana.

     REAL ESTATE OPERATING COSTS represent two months of operating costs of the Great Atlantic properties which have been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.5 million, or 45.7%, in the second quarter of 1997 versus 1996. As a percentage of total revenue, amortization of purchased management contracts increased to 2.8% from 2.2%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 6.9% from 6.5%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from amortization on acquisitions of additional management contracts.

     DEPRECIATION AND OTHER AMORTIZATION expense increased $1.1 million, or 396.2%, in the second quarter of 1997 versus 1996. As a percentage of total revenue, depreciation and amortization expense increased to 2.7% from 0.6%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 6.7% from 1.8%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from depreciation associated with the Great Atlantic properties ($0.5 million), increased depreciation on computer hardware and software purchased and developed in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

     NON-RECURRING MERGER RELATED EXPENSES represent costs recorded related to the pending AIMCO merger. In conjunction with the acquisition of majority ownership of the Company by AIMCO and the proposed merger with AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, AIMCO's headquarters in Denver, Colorado, or office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company accrued its portion of the remaining estimated cost of this transition, consisting primarily of severance costs, in the second quarter of 1997. The Company has also incurred other costs associated with the pending AIMCO merger, including various professional fees and the Company's estimated share of cost associated with printing and filing of the joint proxy statement. The Company recorded total related costs of $4.9 million and $5.5 million in the three and six-month periods ended June 30, 1997, respectively.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS - SIX MONTH OF 1997 COMPARED WITH SIX MONTHS OF 1996

     REVENUE

     Total revenue increased $12.1 million, or 13.0%, for the first six months of 1997 verses 1996. Adjusted revenue increased $8.9 million, or 28.9% for the first six months of 1997 over the same period of 1996. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $2.6 million, or 9.7%, during the first six months of 1997 versus 1996. As a percentage of total revenue, property management revenue decreased to 27.9% from 28.7%. As a percentage of adjusted revenue, property management revenue decreased to 73.4% from 86.2%. The increase in absolute terms resulted primarily from an increase in the average number of units managed, due to acquisitions in 1996 and early 1997. The decrease as a percentage of total and adjusted revenue reflects the addition of rental revenue related to the Great Atlantic properties and the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.5 million, or 25.8%, during the first six months of 1997 versus 1996. As a percentage of total revenue, administrative and reporting fees revenue increased to 2.3% from 2.0%. As a percentage of adjusted revenue, administrative and reporting fees revenue decreased to 6.0% from 6.1%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. In the future, the Company expects administrative and reporting fees to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     RENTAL REVENUE represents two months activity of the Great Atlantic properties which has been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     OTHER REVENUE increased $2.9 million, or 123.5%, during the first six months of 1997 versus 1996. As a percentage of total revenue, other revenue increased to 5.0% from 2.5%. As a percentage of adjusted revenue, other revenue increased to 13.3% from 7.7%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from the acquisition of Preferred Home Health in July 1996, which contributed approximately $2.0 million in revenue, an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program, an increase in the level of tax credit related fees during the first six months of 1997 versus 1996, and fees related to asset management services which did not start until late in the first quarter of 1996.

     EXPENSES

     Total expenses increased $17.5 million, or 21.3%, in the first six months of 1997 versus 1996. Adjusted operating expenses increased $14.4 million, or 69.3%, in the first six months of 1997 versus of 1996. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $2.6 million, or 21.9%, in the first six months of 1997 versus 1996. As a percentage of total revenue, salary and benefits - off-site employees increased to 14.1% from 13.1%. As a percentage of adjusted revenue, salary and benefits - off-site employees decreased to 37.1% from 39.2%. The increase in absolute terms and as a percentage of total revenue resulted primarily from personnel costs associated with Preferred Home Health ($1.5 million) and management of additional properties. The decrease as a percentage of adjusted revenue resulted primarily from the increase in adjusted revenue due to the addition of rental revenue from the Great Atlantic properties without a proportional increase in salaries and benefits - off-site employees.

OTHER GENERAL AND ADMINISTRATIVE expenses increased $1.4 million, or 23.0%, in the first six months of 1997 versus 1996. As a percentage of total revenue, other general and administrative expenses increased to 7.4% from 6.8%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 19.5% from 20.5%. The increase in absolute terms and as a percentage of total revenue resulted primarily from growth in the Company's business, and increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana.

     REAL ESTATE OPERATING COSTS represent two months of operating costs of the Great Atlantic properties which have been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $1.1 million, or 60.4%, in the first six months of 1997 versus 1996. As a percentage of total revenue, amortization of purchased management contracts increased to 2.9% from 2.0%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 7.6% from 6.1%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from amortization on acquisitions of additional management contracts.

     DEPRECIATION AND OTHER AMORTIZATION expense increased $1.7 million, or 361.1%, in the first six months of 1997 versus 1996. As a percentage of total revenue, depreciation and other amortization expense increased to 2.1% from 0.5%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 5.6% from 1.6%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from depreciation associated with the Great Atlantic properties ($0.5 million), increased depreciation on computer hardware and software purchased and developed in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia, and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased $0.5 million, or 357.4%, for the second quarter of 1997 verses 1996. Interest income increased $0.8 million, or 290.5%, for the first six months of 1997 verses 1996. This increase for the three and six month periods is due primarily to interest income recognized on the Goldberg and PRC notes receivable, offset slightly by a decrease in interest income on amounts due from the Real Estate Companies.

     Interest expense increased $1.5 million, or 160.8%, for the second quarter of 1997 versus 1996. Interest expense increased $2.2 million, or 148.1%, for the first six months of 1997 verses 1996. The increase is due primarily to approximately $1.1 million of interest expense recorded on the Great Atlantic properties' real estate related debt as well as a higher level of other debt during 1997 as a result of acquisitions in 1996 and early 1997. Going forward, interest expense is expected to continue to be higher than 1996 levels as a result of additional borrowings related to the previously discussed acquisitions.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS (WMF)

     As previously discussed, earnings from discontinued operations represents the net results of operations of WMF which includes Washington Mortgage Financial. WMF's primary business activities are multifamily and commercial loan servicing, multifamily and commercial loan origination and secondary marketing. WMF does not hold the mortgages it originates or purchases long-term but resells them through various programs. WMF's revenue includes loan servicing fees, net gain on sale of mortgage loans, interest income, placement fee income, origination fee income and other income. The results of WMF are included in the Company's results of operations, as discontinued operations, from the date of acquisition, April 1, 1996.

     For a summary of WMF's results of operations and the components of net assets of discontinued operations, see Note 2 to the Unaudited Consolidated Financial Statements. WMF's revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of interest rates. Future revenues may fluctuate as a result of changes in these factors. Therefore, WMF's second quarter and six month results may not be indicative of future period results. WMF results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill. For further discussion, reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report on Form 10-K, filed March 21, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. Net cash provided by continuing operations for the first six months of 1997 was $7.2 million compared with $12.3 million for the first six months of 1996. On June 30, 1997, cash and cash equivalents totaled $2.0 million.

     Net cash provided (used) by discontinued operations includes cash flows from operating, investing and financing activities of WMF. The $8.2 million net cash used by discontinued operations for the first six months of 1997 represents primarily $3.7 million paid to purchase Proctor and Associates ("Proctor") and $4.6 million paid to purchase the assets of Askew Investment Company ("Askew"). The Proctor acquisition closed as of December 31, 1996, but the cash was not paid until early January 1997. For further discussion of the Askew acquisition, see Note 5 to the Unaudited Consolidated Financial Statements. Net cash provided by discontinued operations for 1996 represents cash flow from the date of purchase, April 1, 1996, and represents primarily borrowings on WMF's acquisition line of credit partially offset by the purchase of mortgage servicing rights and cash used by operations.

     For the first six months of 1997, net cash used in investing activities was $11.2 million, primarily reflecting payments for the acquisition of property management rights, the purchase of a long-term note receivable related to the PRC transaction, the purchase of hardware and software development related to the Company's ongoing move from mainframe technology to client-server based technology and costs of leasehold improvements, furniture and equipment for additional space at the Company's Vienna, Virginia headquarters. Net cash used in investing activities in the first six months of 1996 of $37.5 million primarily reflects cash paid for the purchase of WMF and real estate held for sale (prior to May 5, 1997, the Great Atlantic properties were accounted for as real estate held for sale), payments for acquisition of property management rights, and the costs of computer hardware and the related software development required for the Company's conversion to client-server based technology.

     For the first six months of 1997, net cash provided by financing activities was $8.4 million, primarily reflecting borrowings on the Credit Facility related to the acquisitions of PRC and Broad Street and borrowings by the Company for WMF's acquisition of Askew, net of repayments on the Credit Facility. In the first six months of 1996, net cash provided by financing activities was $19.6 million, primarily reflecting borrowings to purchase WMF and the real estate held for sale, net of repayments on the Credit Facility.

     The Company's future capital expenditures are expected to consist largely of funds required in connection with any acquisitions by WMF, prior to its spin off and continued investment in computer technology. The Company intends to finance such acquisitions primarily out of operating cash flow and bank or other borrowings, including borrowings under its various credit facilities. The Company believes that it can repay its current indebtedness out of operating cash flow, alternative debt arrangements or additional equity offerings. Due to the pending merger with AIMCO, NHP Incorporated is not currently pursuing any significant acquisitions of additional businesses and the Company currently has no material commitments for capital expenditures.

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

     Beginning March 1, 1997, based on the Company's ongoing debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. These rates are evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio. On June 30, 1997, the Company had $10 million of available borrowings under this revolving Credit Facility.

     The Company has unused NOLs for Federal tax purposes which compose most of the Company's deferred tax asset. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Furthermore, if the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs is also limited as a result of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The sale of the Company's common stock by Demeter and Capricorn to AIMCO triggered the Section 382 limitations. As a result, Section 382 imposes an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized. The Company believes that the Section 382 limitations will not significantly impact the Company's future tax liability.

     The Company expects to recognize capital gain for federal income tax purposes as a result of the distribution of the rights combined with the later distribution of shares of WMF, discussed in Note 2 to the Unaudited Consolidated Financial Statements. The amount of gain recognized by the Company will be the excess of the fair market value of WMF on the date of the distribution of the rights, over the Company's tax basis in WMF. The Company expects to have regular federal NOLs available in sufficient amount to offset the gain under the regular federal income tax, but may not have sufficient alternative minimum tax NOLs available to offset the gain under the alternative minimum tax.

     Following the distribution of shares of WMF, NHP and WMF will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of WMF, NHP and WMF will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by WMF to NHP. WMF will not be required to repay the intercompany amounts to the extent offset by a capital contribution of the intercompany balances up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP from February 1, 1997, through the date of the AIMCO merger, net of any transactions costs (including severance and related costs) incurred by NHP. The remaining balance, if any, will be repaid by WMF. NHP will contribute to WMF the excess, if any, of NHP's Free Cash Flow, as defined, over the intercompany amounts owed to NHP. The intercompany balance of approximately $9.1 million, due from WMF to NHP as of June 30, 1997, consists primarily of advances to WMF related to the Proctor and Askew acquisitions and intercompany tax allocations. For further discussion of WMF's acquisition of Askew, see Note 5 to the Unaudited Consolidated Financial Statements. In addition, the separation agreement will provide, in part, for WMF and NHP to assume all liabilities relating to their separate businesses and operations prior to the distribution (except for the costs of the distribution for which NHP will be responsible) and to indemnify each other for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation have asserted that one or more of them may have the right to terminate the Company's contracts for the management of the Oxford Properties. AIMCO and the Company believe these assertions are without merit.

     The Company has provided working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled
$0.7 million as of June 30, 1997, are payable on demand and incur interest at the rate equal to prime plus 1%. It has not yet been determined how the purchase by AIMCO of the majority of Company's stock and AIMCO's purchase of the Real Estate Companies will impact this arrangement.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES

     On April 21, 1997, the Company, The WMF Group, Ltd. ("WMF") (a wholly-owned subsidiary of the Company) and The First National Bank of Boston entered into a Rights Agreement, pursuant to which the Company issued to its stockholders of record on May 2, 1997, and to persons who are issued shares thereafter, the right to receive a distribution of all of the common stock of WMF held by the Company (the "Rights") subject to certain conditions. The Rights were distributed on May 9, 1997, but the Rights are not transferable separately from the shares of the Company. Additional information regarding the Rights and the Rights Agreement is set forth in the Company's Current Report of Form 8-K, dated April 16, 1997, and the Company's Registration Statement on Form 8-A filed April 28, 1997, both of which are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NO.      DESCRIPTION
          -----------      -----------
           2.1*            Agreement and Plan of Merger, dated as of April 21,
                           1997, by and among Apartment Investment and
                           Management Company, AIMCO/NHP Acquisition Corp. and
                           NHP Incorporated.

           2.2* Rights Agreement, dated as of April 21, 1997 by and between NHP Incorporated, NHP Financial Services,
                           Ltd. and The First National Bank of Boston.

          10.1 Amendment No. 2 to Revolving Credit Agreement, dated as of February 11, 1997, by and among NHP
                           Incorporated, The First National Bank of Boston,
                           Fleet National Bank, and Morgan Guaranty Trust
                           Company of New York.

          11.0 Statement regarding computation of per share earnings.

          27.0             Financial Data Schedule.

          *Previously filed as an exhibit to the Company's report on Form 8-K, dated April 16, 1997, and filed with the Commission on April 22, 1997.

     (b)  Reports on Form 8-K

     The Company filed a report on April 22, 1997, Form 8-K dated April 16, 1997, reporting events under Item 1, Changes in Control of the Registrant; Item 2, Acquisition or Disposition of Assets; and Item 5, Other Events. Under Item 1, the Company reported that on April 16, 1997, Apartment and Investment Management Company ("AIMCO") entered into a Stock Purchase Agreement with Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"). Pursuant to and subject to the conditions set forth in the Stock

Purchase Agreement, AIMCO would acquire all of the shares of the Company's common stock currently held by Demeter and Capricorn. Upon purchase of these shares, AIMCO will be the beneficial owner of approximately 54.8% of the Company's common stock.

     Under Item 2 of the report on Form 8-K dated April 16, 1997, the Company reported that on April 21, 1997, the Company entered into an Agreement and Plan of Merger by and among AIMCO, AIMCO/NHP Acquisition Corp. (the "Merger Sub") and the Company (the "Merger Agreement").

     Under Item 5 of the report on Form 8-K dated April 16, 1997, the Company reported that on April 21, 1997, the Company, NHP Financial Services, Ltd. (subsequently renamed The WMF Group, Ltd.) ("WMF") and The First National Bank of Boston entered into a Rights Agreement, pursuant to which the Company would issue to its stockholders of record on May 2, 1997 and to persons who are issued shares thereafter, the right to receive a distribution of all of the common stock of WMF (the "Rights") Subject to certain conditions. The rights were distributed on May 9, 1997, but the rights are not transferable separately from shares of the Company's common stock.

     The Company filed a report on June 10, 1997, on Form 8-K, dated April 21, 1997, reporting, under Item 5, Other Events, the spin-off of WMF, pursuant to the rights agreement discussed above. Accordingly, the Company's 1996 Consolidated Financial Statements and 1996 Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect WMF as discontinued operations from the date of its acquisition by the Company, April 1, 1996. The 1996 Consolidated Financial Statements were previously restated in late April 1997 in conjunction with an 8-K filing by AIMCO and were included in the Company's report on Form 8-K as Exhibit 99.1. The 1996 Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated currently and was included in the Company's report on Form 8-K as Exhibit 99.2.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NHP INCORPORATED
                               (Registrant)

August 13, 1997                By:  /S/    ANN TORRE GRANT
                                    --------------------------------------------
                                    Ann Torre Grant
                                    Executive Vice President, Chief Financial
                                    Officer, and Treasurer (Authorized Officer
                                    and Principal Financial Officer)