Form 10-K/A
period 1996-12-31
NHP INC
filed 1997-10-03
CIK 946358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                       Commission file number 000-26572

                                   NHP INCORPORATED
                (Exact name of registrant as specified in its charter)


Delaware                                                 52-1445137
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

8065 Leesburg Pike, Suite 400, Vienna, Virginia          22182-2738
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. Yes /X/   No  / /

     Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $131,665,608 at March 7, 1996, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

     12,652,439 shares of the registrant's common stock were outstanding at March 7, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

ITEM 6.   AMENDED SELECTED FINANCIAL DATA


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

                     Selected Financial and Operating Data
   (In thousands, except per share amounts and properties and units managed)


                                                              Year Ended December 31,
                                                              ----------------------
                                                  1996        1995        1994        1993      1992
                                                  ----        ----        ----        ----      ----
Operating Results:
  Total Revenues(a).........................     $194,979   $174,674   $147,296   $ 95,900   $ 91,559
  Operating income..........................       20,677     19,307     14,741(b)  12,469     11,964
  Income from continuing operations
    before income taxes.....................       17,442     13,811      9,005(b)   8,528      8,276
  Income from continuing operations.........       10,465     31,613(c)   9,005(b)   8,528      8,276
  Income per common and equivalent share
    from continuing operations..............     $    .82    $   3.27(c) $  1.11(b) $  1.04   $   1.00

Financial Position:
  Total assets                                   $218,141    $ 84,770   $ 57,668   $ 46,353  $ 15,095
  Long-term debt, including current portion.      134,479(f)   23,690     70,133     72,429    44,523
  Shareholders' equity (deficit)(d).........       56,013      39,154    (47,554)   (63,584)  (61,709)

Other Information:
  EBITDA (e)................................     $ 27,745    $ 23,402   $ 17,386   $ 13,848  $ 13,249
  Cash dividends per share..................          --          --         --         --        --
  Weighted average common and equivalent
    shares outstanding......................       12,730       9,645      8,095      8,209     8,291
  Properties managed at year end:
    Affiliated..............................          616         619        558        544       384
    Unaffiliated............................          101          92         56         28        21
                                                  -------    --------    -------    -------   -------
  Total.....................................          717         711        614        572       405
                                                  -------    --------    -------    -------   -------
                                                  -------    --------    -------    -------   -------
  Units managed at year end:
    Affiliated..............................      114,473     113,919     99,817     96,067    61,782
    Unaffiliated............................       18,571      19,748     11,689      5,282     3,296
                                                  -------    --------    -------    -------   -------
  Total                                           133,044    133,667     111,506    101,349    65,078
                                                  -------    --------    -------    -------   -------
                                                  -------    --------    -------    -------   -------


-------------------
(a) Adjusted revenues, which exclude On-Site personnel, general and administrative cost reimbursement, were $92,561, $57,425, $49,138, $35,677, and $33,059 for the years ended December 31, 1996, 1995,
      1994, 1993 and 1992, respectively.

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

(f) Includes $71.2 million of real estate related debt that is associated with the Great Atlantic portfolio and is nonrecourse to the Company. See
      Note 5 to the Company's Consolidated Financial Statements.

ITEM 8. NHP INCORPORATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        (RESTATED)

                                        INDEX



                                                                           Page
NHP Incorporated

Report of Independent Public Accountants  ................................ F-1
Index of 1994 Auditors' Reports  ......................................... F-2
Consolidated Statements of Operations for the Years Ended December 31, 1996,
1995 and 1994 ............................................................ F-12
Consolidated Balance Sheets as of December 31, 1996 and 1995    .......... F-13
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994 ............................................................ F-14
Consolidated Statements of Shareholders' Equity (Deficit) for the Years
  Ended December 31, 1996, 1995 and 1994.................................. F-16
Notes to Consolidated Financial Statements................................ F-17

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NHP Incorporated:

We have audited the accompanying consolidated balance sheets of NHP Incorporated (formerly NHP, Inc.), a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1996 and 1995, (as restated for 1996--See
Note 5) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 (as restated for 1996--See Note 5). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1994 financial statements of certain real estate partnerships whose operating results are included in "income (loss) from discontinued real estate operations, net of income taxes," in the accompanying 1994 consolidated financial statements.
The net losses of these real estate partnerships ($1,706,000) represent 10% of 1994 net income. The financial statements of these real estate partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts (including the 1994 gross revenues disclosed in Note 2) included in the consolidated financial statements for these real estate partnerships, is based solely on the reports of the other auditors.

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




                                       /s/ Arthur Andersen LLP
Washington, D.C.,
April 23, 1997 (except with respect to the matters
               discussed in Note 5, as to which the
               date is October 3, 1997)

                            INDEX OF 1994 AUDITORS' REPORTS


* Anders, Minkler & Diehl, LLP
         Caroline Associates I
         Columbus Square Associates I
         Columbus Square Associates II
         Pershing Waterman Phase I
         PW III Associates
         PW IV Associates
         PW V Associates
         PW VI Associates
         Savoy Court Associates
         Wigar, Ltd.

  Arthur Andersen LLP
         NHP Incorporated

* Dauby O'Connor & Zaleski, LLC
         Brookview Apartments Company Limited
         Clover Ridge East Limited Partnership
         Colony Apartments Company Limited
         East Hampton Limited Partnership
         Edgewood II Associates
         Fairburn & Gordon Associates, Phase I
         Fairburn & Gordon Associates, Phase II
         Laing Village
         Oakland City/West End Associates, Ltd.
         Orangeburg Manor
         Parkways Associates
         Pleasant Valley Apartments, Ltd.
         Sandy Springs Associates, Ltd.
         The Oak Park Partnership
         The Rogers Park Partnership
         Tiffany Rehab Associates
         Village Green Apartments Company Limited
         Vineville Towers Associates, Ltd.
         Westgate Apartments

* Deloitte & Touche LLP
         107-145 West 135th Street Associates
         Algonquin Tower Limited Partnership
         All Hallows Associates
         Allentown Towne House Limited Partnership
         Anglers Manor Associates
         Antioch Apartments, Ltd.
         Arvada House
         Audobon Park Associates
         Baldwin Oaks Elderly, Ltd.
         Baldwin Towers Associates
         Basswood Manor Limited Partnership
         Bayview Hunters Point Apartments
         Bensalem Gardens Associates
         Berkley Limited Partnership
         Bloomsburg Elderly Associates
         Boynton Beach Limited Partnership
         Briarwood Apartments

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS


         Brightwood Manor Associates
         Brinton Manor No. 1 Associates
         Brinton Towers Associates
         Brookside Apartments Associates
         Buena Vista Apartments, Ltd.
         Cabell Associates of Lakeview
         California Square Limited Partnership
         California Square II Limited Partnership
         Campbell Heights Associates
         Canterbury Gardens Associates
         Capital Park Limited Partnership
         Caroline Arms Limited Partnership
         Center Square Associates
         Central Village Associates
         Chapel NDP
         Cheek Road Limited Partnership
         Cheyenne Village Apartments, Ltd.
         Clay Courts Associates
         College Heights
         College Park Apartments
         College Park Associates
         Community Developers of High Point
         Congress Park Associates II
         Copperwood Limited
         Copperwood II Limited
         Cottonwood Apartments
         Cumberland Court Associates
         Cypress Gardens, Limited
         Darby Townhouses Associates
         Darbytown Development Associates
         Delcar-S, Ltd.
         Delcar-T, Ltd.
         DIP Limited Partnership
         DIP Limited Partnership - II
         DIP Limited Partnership - III
         Discovery Limited Partnership
         Doral Gardens Associates
         Duquesne Associates No. 1
         Eastman Associates
         Edmond Estates Limited Partnership
         Elden Limited Partnership
         Elm Creek Limited Partnership
         Esbro Limited Partnership
         Fairmeadows Limited Partnership
         Fairmont #1 Limited Partnership
         Fairmont #2 Limited Partnership
         Fairview Homes Associates
         Fairwood Associates
         Federal Square Village

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS


         Field Associates
         Forest Green Limited Partnership
         Forest Park Elderly Associates
         Forrester Gardens, Ltd.
         Fort Carson Associates
         Foxwood Manor Associates
         Franklin Chapel Hill Associates
         Franklin Eagle Rock Associates
         Franklin Northwoods Associates
         Franklin Park Limited Partnership
         Franklin Pheasant Ridge Associates
         Franklin Ridgewood Associates
         Franklin Woods Associates
         Friendset Housing Company
         Frio Housing, Ltd.
         G. W. Carver Limited
         Galion Limited Partnership
         Garfield Hill Associates
         Gateway Village Associates
         Gladys Hampton Houses Associates
         Golden Apartments I
         Golden Apartments II
         Grandview Apartments
         Greater Mount Calvary Terrace, Ltd.
         Greater Richmond Community Development Corp. I and Associates Greater Richmond Community Development Corp. II and Associates Green Mountain Manor Limited Partnership
         Griffith Limited Partnership
         Gulfway Limited Partnership
         H.R.H. Properties, Ltd.
         Hamilton Gardens, Ltd.
         Hamilton Heights Associates
         Harold House Limited Partnership
         Hatillo Housing Associates
         Hickory Ridge Associates, Ltd.
         Hillcrest Green Apartments, Ltd.
         Hillside Village Associates
         Hilltop Apartments Associates
         Hilltop Limited Partnership
         Hopkins Renaissance Associates
         Hudson Terrace Associates
         Hurbell II Limited Partnership
         Indian Valley I Limited Partnership
         Indian Valley II Limited Partnership
         Indian Valley III Limited Partnership
         Ingram Square Apartments, Ltd.
         Jamestown Village Associates
         Jersey Park Associates
         JFK Associates
         Johnston Square Associates

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS


         JVL Limited
         JVL 16 Associates
         JVL 18 Associates
         JVL 19 Associates
         Kennedy Homes Limited Partnership
         Kenneth Arms Apartments
         Key Parkway West Associates
         Kimberly Associates Limited Partnership
         Knollcrest Apartments
         La Salle Apartments
         La Vista Associates
         Lafayette Manor Associates
         Lafayette Towne Elderly, Ltd.
         Lafayette Towne Family, Ltd.
         Lake Forest Apartments
         Langenheim Associates
         Las Americas Housing Associates
         Lassen Associates
         Laurel Gardens
         Lewisburg Associates
         Lewisburg Elderly Associates
         Leyden Limited Partnership
         Lincmar Associates
         Lincoln Park Associates
         Lock Haven Elderly Associates
         Lock Haven Gardens Associates
         Loring Towers Apartments Limited Partnership
         M & P Development Company
         Madison Hill Limited Partnership
         Manzanita Arms Apartments
         Maple Hill Associates
         Maple Park East Limited Partnership
         Maple Park West Limited Partnership
         Mayfair Manor Limited Partnership
         Meadowood Apartments - Phase I (Meadowood Associates)
         Meadowood Apartments - Phase II (Meadowood Associates)
         Meadowood Associates III, Ltd.
         Meadows Apartments Limited Partnership
         Meadows East Apartments Limited Partnership
         Menlo Limited Partnership
         Merced Commons I
         Merced Commons II
         Mill Street Associates
         Miramar Housing Associates
         Montblanc Garden Apartments Associates
         Montblanc Housing Associates
         Morrisania Towers Housing Company
         Moss Gardens Ltd.
         Murphy Blair Associates III
         New Lake Village Apartments

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS


         New West 111th Street Housing Company
         New West 111th Street Two Associates
         Newton Hill Limited Partnership
         Northgate Village Limited Partnership
         Northlake Terrace Associates
         Northwest Terrace Associates
         Oakland Village Townhouse Associates
         Ocala Place, Ltd.
         Olde Rivertowne Venture
         One Lytle Place
         One West Conway Associates
         Orange Village Associates
         Overbrook Park, Ltd.
         Palm House Limited Partnership
         Park Avenue West I Limited Partnership
         Park Avenue West II Limited Partnership
         Park Creek Limited Partnership
         Pavillion Associates
         Place One Limited Partnership
         Portland Plaza Partnership
         Portner Place Associates
         Post Street Associates
         Pride Gardens Limited Partnership
         Pueblo Apartments Associates, Ltd.
         Rancho Arms Apartments
         Retirement Manor Associates
         RI-15 Limited Partnership
         Richlieu Associates
         River Front Apartments Limited Partnership
         River Woods Associates
         Riverview II Associates
         Rockwell Limited Partnership
         Rolling Meadows Of Ada, Ltd.
         Royal Towers Limited Partnership
         Ruffin Road Associates
         Rutherford Park Townhouses Associates
         San Jose Limited Partnership
         San Juan Apartments
         San Juan Del Centro Limited Partnership
         Sencit Towne House Limited Partnership
         Sherman Terrace Associates
         Shoreview Apartments
         Site 10 Community Alliance Associates
         Sleepy Hollow Apartments
         SNI Development Company
         Southmont Apartments
         Southridge Apartments Limited Partnership
         Southward Limited Partnership
         Spring Meadow Limited Partnership
         Springfield Limited Partnership

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS

    Spruce Limited Partnership
    Stafford Apartments
    Stock Island Limited Partnership
    Storey Manor Associates
    Strawbridge Square Associates Limited Partnership
    Summersong Townhouses Limited Partnership
    Sunrise Associates
    Sunset Plaza Apartments
    Susquehanna View Limited Partnership
    Timberlake Apartments Limited Partnership
    Timuquana Park Associates
    Tinker Creek Limited Partnership
    Town North
    Treeslope Apartments Associates
    Trinity Apartments
    Trinity Hills Village Apartments
    Trinity Towers - 14th Street Associates, Ltd.
    Tumast Associates
    United Handicap Federation Apartment Associates
    United House Associates
    United Housing Partners - Carbondale, Ltd.
    United Redevelopment Associates
    University Plaza Associates
    Vantage 78
    Verdes Del Oriente
    Villa De Guadalupe Associates
    Village Circle Apartments, Ltd.
    Village Green Limited Partnership
    Village Park II
    Vistas De San Juan Associates
    Waico Apartments Associates
    Waico Phase II Associates
    Walden Oaks Associates
    Walmsley Terrace Associates
    Walnut Hills Associates, Ltd.
    Wash-West Properties
    Washington Manor Limited Partnership
    Waterman Limited Partnership
    Waters Towers Associates
    West Oak Village Limited Partnership
    Whitefield Place, Ltd.
    Woodmark Limited Partnership
    Yadkin Associates

* Edwards Leap & Sauer
    Buffalo Village Associates
    Genessee Gardens Associates
    Ida Tower

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS

* George A. Hieronymus & Company, LLC
    Athen Arms Associates
    Colonial Terrace I Associates
    Colonial Terrace II Associates

* Goldenberg Rosenthal Friedlander, LLP
    Baisley Park Associates
    Brunswick Village Limited Partnership
    Churchview Gardens Limited Partnership
    Harris Gardens Limited Partnership
    Hawksworth Limited Partnership
    Hollows Associates
    Kimberton Apartments Associates
    Washington Northgate Limited Partnership
    Washington Westgate Limited Partnership
    Windsor Apartments Associates

* Hansen, Hunter & Kibbee, P.C.
    Haines Associates Limited Partnership
    King-Bell Associates
    Monmouth Associates Limited Partnership
    Pendleton Riverside Apartments, Oreg., Ltd.
    Penn Hall Associates Limited Partnership
    Rodeo Drive Limited Partnership
    South Mountain Terrace, Ltd.
    Woodland Apartments, Oreg., Ltd.

* J.H. Cohn, LLP
    Marlboro Greens Limited Partnership

* J.A. Plumer & Co., P.A.
    630 East Lincoln Avenue Associates
    Aspen Stratford Apartments Company B
    Aspen Stratford Apartments Company C
    Benjamin Banneker Plaza Associates
    Brightwood Limited Partnership
    Cambridge Heights Apartments, Ltd.
    Carter Associates Limited Partnership
    Cherry Estates
    Christopher Court Housing Company
    Concord House Associates
    Duke Manor Associates
    Elderly Housing Associates Ltd. Partnership
    Forest Apartments Associates
    Gate Manor Apartments, Ltd.
    Greenfield Apartments Limited Partnership
    Greenfield North Apartments Limited Partnership
    Haili Associates
    Houston Aristocrat Apartments, Ltd.
    Kapuna Associates

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS

    Kinloch Urban East Housing
    Koolau Housing Associates
    Lakeview Arms Associates
    Lee-Hy Manor Associates Limited Partnership
    Locust Park Associates
    Loring Towers Associates
    Mahoning Associates
    Milliken Apartments Company
    Monument Street Limited Partnership
    Neighborhoods of the Universities Lock Street Apartments Company Oak Hollow South Associates
    Orchard Mews Associates
    Oxford Place Associates
    Pittsfield Neighborhood Associates
    Prince Street Towers Limited Partnership
    Sencit-Lebanon Company
    St. Nicholas Associates
    Tamarac Pines, Ltd.
    Tamarac Pines II, Ltd.
    Taunton Green Associates
    Taunton II Associates
    Tompkins Terrace Associates
    Waipahu Associates
    Washington Chinatown Associates
    Woodcrest Apartments, Ltd.
    Worchester Episcopal Housing Company

* Marks Shron & Company, LLP
    Two Bridges Associates

* Reznick Fedder & Silverman
    Beautiful Village Associates Redevelopment Company
    Branchwood Towers Limited Partnership
    Citrus Park Associates, Ltd.
    Community Circle II Limited
    Copperstone Limited Partnership
    Diakonia Associates Limited Partnership
    Easton Terrace I Associates
    Easton Terrace II Associates
    Eastridge Apartments
    Emory Grove Associates Limited Partnership
    First Alexandria Associates
    Flatbush NSA Associates
    Franklin Square School Associates
    Gates Mill I Limited Partnership
    Grosvenor House Associates Limited Partnership
    Harris Park Limited Partnership
    Hollybush Gardens I
    Hollybush Gardens II
    Intown West Associates Limited Partnership

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS

    Lake Avenue Associates
    Lake Crossing Limited Partnership
    Lakehaven Associates One
    Lakehaven Associates Two
    Linden Court Associates
    Loudoun House Limited Partnership
    Monaco Arms Associates I
    Monaco Arms Associates II
    Muske Limited Partnership
    Natick Associates
    Oakcrest Terrace Apartments
    Oakwood Limited Partnership
    Parkview Associates
    Queenstown Apartments Limited Partnership
    Rancho Townhouse Associates
    Ruscombe Gardens Limited Partnership
    Sencit-Jacksonville Company LTD
    Sheffield Associates
    Snap IV Limited Partnership
    Tara Bridge Limited Partnership
    Twin Towers Associates
    Tyee Associates Limited Partnership
    Urbanization Maria Lopez Housing Company
    Westminster Associates
    Wollaston Manor Associates
    Woodside Village Limited Partnership

* Russell Thompson Butler & Houston
    Chesterfield Housing Associates
    Community Developers Of Princeville
    Crosland Housing Associates
    Eastcourt Village Partners
    Eustis Apartments, Ltd.
    Grove Park Villas, Ltd.
    Hemingway Housing Associates
    Highlands Village II
    Housing Assistance of Mt. Dora, Ltd.
    Housing Assistance of Orange City, Ltd.
    Housing Assistance of Sebring, Ltd.
    Housing Assistance of Vero Beach, Ltd.
    Hurbell I Limited Partnership
    Hurbell IV Limited Partnership
    Lakeview Villas, Ltd.
    Mccoll Housing Associates
    Miami Elderly Associates
    Orange City Villas II, Ltd.
    Parkview Apartments, Ltd.
    Parkview Arms Associates I
    Parkview Arms Associates II
    Registry Square, Ltd.

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                            INDEX OF 1994 AUDITORS' REPORTS

    South Hiawassee Village, Ltd.
    St. George Villas
    The Meadows Apartments
    Townview Towers I Partnership, Ltd.
    Twin Gables Associates
    United Housing Partners Cuthbert, Ltd.
    United Housing Partners Elmwood, Ltd.
    United Housing Partners Morristown, Ltd.
    United Housing Partners Welch, Ltd.
    VOA-Nicollet Towers Associates
    Woodside Villas of Arcadia, Ltd.

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                                   NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Year Ended December 31,
                                                   ---------------------------------------
                                                    (Restated)
                                                       1996          1995         1994
                                                       ----          ----         ----
Revenue, substantially all from
 related parties
     Property management services                  $  54,632     $  48,336     $  40,953
     On-site personnel, general and
      administrative
      cost reimbursement                             127,266       117,249        98,158
     Administrative and reporting fees                 4,593         4,148         3,680
     Other                                             8,488         4,941         4,505
                                                   ---------     ---------     ---------
       Total revenue                                 194,979       174,674       147,296

Expenses
     Salaries and benefits
       On-site employees                             124,138       113,100        93,560
       Off-site employees                             26,641        22,371        19,099
     Other general and administrative                 14,074        11,899        10,968
     Costs charged to the Real Estate Companies        3,128         4,149         4,598
     Amortization of purchased management
       contracts                                       4,562         3,076         2,043
     Other depreciation and amortization               1,759           727           481
     Non-recurring expenses                              --             45         1,806
                                                   ---------     ---------     ---------
       Total expenses                                174,302       155,367       132,555
                                                   ---------     ---------     ---------

Operating income                                      20,677        19,307        14,741
Interest income                                          747           292           121
Interest expense                                      (3,982)       (5,788)       (5,857)
                                                   ---------     ---------     ---------

Income from continuing operations before
  income taxes and extraordinary item                 17,442        13,811         9,005
Income tax (provision) benefit                        (6,977)       17,802           --
                                                   ---------     ---------     ---------
Income from continuing operations before
 extraordinary item                                   10,465        31,613         9,005
Income (loss) from discontinued operations, net
 of income tax (provision) benefit of ($1,144),
 $1,309 and $0 in 1996, 1995 and 1994,
  respectively                                         1,155        (1,963)        7,490
                                                   ---------     ---------     ---------
Income before extraordinary item                      11,620        29,650        16,495
Extraordinary item, net of income taxes -
 (see Note 16)                                           --           (400)          --
                                                   ---------     ---------     ---------
       Net income                                  $  11,620     $  29,250     $  16,495
                                                   ---------     ---------     ---------
                                                   ---------     ---------     ---------
Net income (loss) per common share:
     Continuing operations before extraordinary
      item                                         $     .82     $    3.27     $    1.11
     Discontinued operations                             .09          (.20)          .93
     Extraordinary item                                 --            (.04)          --
                                                   ---------     ---------     ---------
       Net income                                  $     .91     $    3.03     $    2.04
                                                   ---------     ---------     ---------
                                                   ---------     ---------     ---------

The accompanying notes are an integral part of these consolidated statements.

                           NHP INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS)

                                                                                        December 31,
                                                                               ----------------------------
                                                                                 (Restated)
         ASSETS                                                                     1996              1995
                                                                                    ----              ----
Cash and cash equivalents                                                      $    4,779        $    5,996
Receivables, net, substantially all from related parties                           15,270            12,809
On-site cost reimbursement receivable, substantially all from related parties       3,816             2,747
Current portion of net deferred tax asset                                           6,357             5,916
Other current assets                                                                1,355               277
                                                                                 --------         ---------

    Total current assets                                                           31,577            27,745
Purchased management contracts, net                                                43,718            34,568
Net assets of discontinued operations                                              23,400               --
Goodwill, net                                                                       5,887               --
Property, equipment and capitalized software, net                                  10,415             3,523
Investment in real estate held for sale                                            84,871               --
Other assets                                                                       10,832             4,483
Net deferred tax asset                                                              7,441            14,451
                                                                                 --------         ---------

    Total Assets                                                                 $218,141         $  84,770
                                                                                 --------         ---------
                                                                                 --------         ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including amounts payable to related
    parties of $143 and $356 in 1996 and 1995, respectively                    $      720        $      412
Accounts payable                                                                    3,947             4,063
Accrued expenses, including amounts associated with related parties of
    $4,090 and $4,365 in 1996 and 1995, respectively                               11,452            10,001
Accrued on-site salaries and benefits                                               3,816             2,747
Deferred revenues and other                                                         3,400             2,232
                                                                                 --------         ---------

    Total current liabilities                                                      23,335            19,455
Long-term debt, including amounts payable to related parties of
    $0 and $139 in 1996 and 1995, respectively                                     62,607            23,278
Real estate related debt                                                           71,152               --
Other long-term liabilities                                                         5,034             2,883
                                                                                 --------         ---------
    Total liabilities                                                             162,128            45,616

Commitments and contingencies (Note 14)

Shareholders' equity
    Common stock, $0.01 par value, 25,000,000 shares authorized;
      12,586,629 and 12,264,675 shares issued and outstanding in
      1996 and 1995, respectively                                                     126               123
    Additional paid-in capital                                                    131,529           126,293
    Accumulated deficit                                                           (75,642)          (87,262)
                                                                                 --------         ---------
    Total shareholders' equity                                                     56,013            39,154
                                                                                 --------         ---------

      Total Liabilities and Shareholders' Equity                                 $218,141         $  84,770
                                                                                 --------         ---------
                                                                                 --------         ---------


The accompanying notes are an integral part of these consolidated statements.

                        NHP INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)

                                                                Year Ended December 31,
                                                       ----------------------------------------
                                                        (Restated)
                                                           1996           1995           1994
                                                           ----           ----           ----
Cash Flows From Operating Activities:
    Net income                                         $  11,620      $  29,250      $  16,495
    Extraordinary item, net of income taxes                  --             400            --
    Discontinued operations, net of income taxes          (1,155)         1,963         (7,490)
                                                       ---------      ---------       --------
    Income before extraordinary item and
     discontinued operations                              10,465         31,613          9,005
    Depreciation and amortization                          6,321          3,803          2,524
    Income taxes                                           5,997        (18,744)           --
    Increase in receivables, substantially all from
     related parties                                      (3,529)        (5,893)        (2,389)
    (Increase) decrease in other assets                   (1,646)        (1,477)           160
    Increase (decrease) in accounts payable and
     accrued expenses                                      3,057           (293)           886
    Increase in deferred revenues and other
     liabilities                                           1,124            515             76
    Other                                                    176            176          1,630
                                                       ---------      ---------       --------

      Net cash provided by continuing operations          21,965          9,700         11,892
      Net cash used in discontinued operations              (164)        (8,554)          (217)
                                                       ---------      ---------       --------

      Net cash provided by operating activities           21,801          1,146         11,675
                                                       ---------      ---------       --------
Cash Flows From Investing Activities:
    Purchase of businesses                               (19,763)           --             --
    Investment in real estate held for sale, net
      of debt assumed                                    (13,719)           --             --
    Purchase of management contracts                      (8,798)       (13,809)        (2,059)
    Purchase of long-term notes receivable                (8,374)           --             --
    Purchase of fixed assets                              (6,161)        (2,217)        (2,484)
                                                       ---------      ---------       --------

    Net cash used in investing activities                (56,815)       (16,026)        (4,543)
                                                       ---------      ---------       --------
Cash Flows From Financing Activities:
    Additional borrowings                                 53,000         33,207            133
    Repayments of debt                                   (19,471)       (61,466)        (6,000)
    Borrowings from related parties                          --           1,119          3,903
    Repayments of notes payable to related parties          (352)       (10,369)          (332)
    Repurchases of common stock from related parties         --            (375)          (808)
    Proceeds from issuance of common stock, net              --          51,987            --
    Proceeds from option exercises                         1,211            --             --
    Proceeds from sale of stock to related parties           --             --             343
    Payment of financing, offering and disposition
     costs                                                  (591)        (5,317)        (1,515)
                                                       ---------      ---------       --------
    Net cash provided by (used in) financing
     activities                                           33,797          8,786         (4,276)
                                                       ---------      ---------       --------

(Decrease) increase in cash and cash equivalents          (1,217)        (6,094)         2,856
Cash and cash equivalents, beginning of period             5,996         12,090          9,234
                                                       ---------      ---------       --------

Cash and cash equivalents, end of period               $   4,779      $   5,996       $ 12,090
                                                       ---------      ---------       --------
                                                       ---------      ---------       --------


The accompanying notes are an integral part of these consolidated statements.

                               NHP INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN THOUSANDS)

                                                                Year Ended December 31,
                                                      ------------------------------------------
                                                        (Restated)
                                                           1996           1995           1994
                                                           ----           ----           ----
Supplemental Disclosures of Cash Flow Information:
    Cash interest payments                             $   4,448      $   6,537      $   4,607
    Cash income tax payments                           $   2,380      $     942      $      49

    Non-cash items:
      Notes payable given as consideration for
       acquisitions                                    $   6,293      $     --      $      --
      Stock issued in acquisition of NHP
       Financial Services, Ltd.                        $   3,780      $     --      $      --
      Acquisition of leasehold improvements and
       other fixed assets through lease incentives     $   2,217      $     --      $      --
      Reduction in notes payable to related parties
       in consideration for the sale of the Real
       Estate Companies                                $     --       $   9,129     $      --
      Assumption of Real Estate related debt for
       Great Atlantic portfolio                        $  71,152      $     --      $      --


The accompanying notes are an integral part of these consolidated statements.

                                 NHP INCORPORATED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              Common Stock      Additional
                                       ------------------------   Paid-In      Accumulated    Treasury
                                         Shares       Par Value   Capital        Deficit        Stock      Total
                                       ---------      ---------   -------      -----------    --------     -----
Balance, January 1, 1994                8,030,925        $ 80    $  69,343     $ (133,007)     $  --     $(63,584)

    Sale of common stock                   32,500         --           343            --          --          343
    Repurchase of common stock                --          --           --             --         (808)       (808)
    Retirement of treasury stock          (76,500)        --          (808)           --          808         --
    Net income                                --          --           --           16,495        --       16,495
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1994              7,986,925          80       68,878       (116,512)        --      (47,554)

    Stock option compensation                 --          --           583            --          --          583
    Repurchase of common stock                --          --           --             --         (375)       (375)
    Retirement of treasury stock          (31,250)        --           (375)          --          375         --
    Issuance of common stock
      in public offering, net           4,300,000          43       48,198            --          --       48,241
    Issuance of common stock
     to Directors                           9,000         --           127            --          --          127
    Sale of Real Estate Companies
     (Note 1)                                 --          --         8,882            --          --        8,882
    Net income                                --          --           --          29,250         --       29,250
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1995             12,264,675         123      126,293        (87,262)        --       39,154

    Stock issued in acquisition           210,000           2        3,778            --          --        3,780
    Exercise of stock options             111,954           1        1,497            --         (39)       1,459
    Retirement of treasury stock              --          --           (39)           --          39         --
    Net income                                --          --          --           11,620         --       11,620
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1996             12,586,629        $126    $ 131,529     $  (75,642)     $  -     $  56,013
                                       ----------        ----    ---------     ----------      ------   ---------
                                       ----------        ----    ---------     ----------      ------   ---------


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

    On April 19, 1997, the Company's Board of Directors approved a plan to spin-off NHP Financial Services (the Company's former Financial Services business segment) to the Company's current shareholders. Accordingly, the accompanying financial statements have been restated to reflect NHP Financial Services as discontinued operations in accordance with GAAP. Previously reported revenue related to the Financial Services business segment of $24.8 million is now included in net income from discontinued operations. For further discussion, see Note 2.

    NATURE OF BUSINESS

    The Company's continuing operations provide a broad array of real estate services nationwide including property management and asset management as well as related services including equity investments, purchasing, risk management and home health care.

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

    PROPERTY SERVICES - REVENUE AND EXPENSES

    The Company recognizes property management, Buyers Access-Registered Trademark-, tax credit investment and insurance advisory fee revenues as services are rendered and the revenue is earned. Administrative and reporting fees are earned for providing administrative services to certain partnerships in which the Real Estate Companies have ownership interest. These fees are payable only to the extent distributable cash flow of the partnerships, as defined, is available. The Company accrues these fees as services are rendered and establishes a reserve equal to the amount of accrued fees that are not assured of being paid. Prepayments received on service contracts are deferred and recognized as revenue when the related services are performed. Revenues from Preferred Home Health are recognized as services are performed. Property management services revenue includes direct management fees, central accounting fees, computer fees and asset management fees as well as various other fees earned in conjunction with the management of properties. Buyers Access-Registered Trademark- revenue, tax credit investment revenue, revenues from Preferred Home Health and insurance advisory fee revenue are included in other revenue on the Consolidated Statement of Operations.

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

    INCOME TAXES

    The benefit (provision) for income taxes includes Federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The net deferred tax asset relates primarily to net operating loss carryforwards ("NOLs") recognized by the Company subsequent to the sale of the Real Estate Companies. For further discussion see Note 9.

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

    On August 18, 1995, the Company completed an initial public offering ("IPO") of 4.3 million shares of common stock and received net proceeds of approximately $52.0 million. The net proceeds were used in their entirety to repay certain of the Company's outstanding debt (see Note 8).

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

    GOODWILL

    Goodwill represents the excess of the cost of acquired businesses over the fair value of their tangible and identified intangible assets. Goodwill was recorded in conjunction with the Goldberg acquisition described in Note 4. Goodwill is being amortized on a straight-line basis over 10 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is stated net of accumulated amortization of $0.3 million at December 31, 1996.

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

    OTHER ASSETS

    Other assets includes notes receivable, deferred acquisition costs, deferred financing costs and other non-current assets.

    NOTES RECEIVABLE - In conjunction with the 1996 Goldberg Acquisition discussed in Note 4, the Company purchased two notes receivable. The two notes bear interest at 9% and 9.75% and are due from the project limited partnerships of two Florida rental retirement communities to the extent the properties have net cash flow available for payment. The 9% note was recorded at its face value of $5.1 million, which approximates fair value. The 9.75% note has a face value of $7.4 million and was recorded at its estimated fair value of $3.3 million, net of a discount of $4.1 million. The discount is being amortized into interest income over 15 years using a method that approximates the effective interest method. The net balance as of December 31, 1996, on these notes receivable, including approximately $0.5 million of which is considered current and is included in other current assets on the Consolidated Balance Sheet, was $8.4 million. The Company recognized $0.4 million of interest income on these notes in 1996.

    DEFERRED FINANCING COSTS - Certain costs of obtaining the financing arrangements described in Note 8 have been deferred and are being amortized to interest expense over the remaining term of the related debt. In 1995, the Company recorded as an extraordinary item the write off of deferred financing costs related to the Company's previous credit facility (see Note 16). Deferred financing costs, net of accumulated amortization, were $0.4 and $0.6 million as of December 31, 1996 and 1995, respectively.

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

    NEW ACCOUNTING STANDARD

    The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. These statements did not have an effect on the Company's financial position or results of operations. See Note 11 for further discussion of SFAS No. 123.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share will not include stock options as common stock equivalents and will be higher than previously reported primary earnings per share. Diluted earnings per share will equal previously reported primary earnings per share under the Company's current capital structure.

(2) DISCONTINUED OPERATIONS

    NHP FINANCIAL SERVICES

    On April 19, 1997, the Company's Board of Directors approved a plan to distribute shares of NHP Financial Services (formerly the Company's Financial Services business segment) to the Company's existing shareholders pursuant to the terms of a Rights Agreement approved by the Board of Directors on that date. Pursuant to the Rights Agreement, the Company will issue to its stockholders rights to receive a distribution of one-third of a share of NHP Financial Services for each right at the earlier of the time of the AIMCO merger discussed in Note 3, or on December 1, 1997, if the AIMCO merger has not occurred by that date. NHP Financial Services is also expected to issue shares constituting approximately 11.5% of its common equity in a private transaction on or shortly after the distribution to the Company's stockholders. The Company has received a commitment, subject to certain conditions, to purchase 546,498 shares of NHP Financial Services for an aggregate purchase price of $5 million on or shortly after the distribution, which is equivalent to $9.15 per share. The distribution is conditioned on the consent of lenders under the Company's credit agreement. As a result of the distribution, each holder of shares of the Company's common stock at the time of the AIMCO merger will receive shares in NHP Financial Services in addition to the merger consideration described in Note 3. The Company anticipates that the rights will be distributed approximately May 9 to stockholders of record of the Company on May 2, 1997.

    Following the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of NHP Financial Services, NHP Incorporated and NHP Financial Services will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide, in part, for NHP Financial Services to assume all liabilities relating to the business and operations of NHP Financial Services prior to distribution (except for the costs of the distribution) and to indemnify NHP Incorporated for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO. In addition, the separation agreement will also provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by NHP Financial Services to NHP Incorporated through retention by NHP Financial Services of Excess Free Cash flow, as defined by the AIMCO merger agreement, generated by NHP Incorporated during 1997, through the date of the AIMCO merger, and/or repayment of the remaining amounts by NHP Financial Services. The intercompany balance due from NHP Financial Services to NHP Incorporated, of approximately $9 million as of April 1997, relates primarily to advances to NHP Financial Services related to the Proctor and Askew acquisitions, which are discussed further in Notes 4 and 17, respectively, and intercompany cash tax allocations.




    The operating results of NHP Financial Services for the nine-month period since acquisition are summarized below (in thousands):

                                               April 1 - December 31,
                                                        1996
                                               ----------------------
    Gross Revenue                                     $24,848
                                                      -------
                                                      -------

    Income before taxes                               $ 2,299
    Provision for income taxes                         (1,144)
                                                      -------
    Net income                                        $ 1,155
                                                      -------
                                                      -------
    Net income per share                              $   .09
                                                      -------
                                                      -------

    The assets and liabilities of NHP Financial Services as of December 31, 1996, are summarized below (in thousands):

                                                        1996
                                                      -------
    Current assets                                    $51,060
    Noncurrent assets                                  34,304
                                                      -------
         Total assets                                 $85,364
                                                      -------
                                                      -------

    Current liabilities                               $52,254
    Noncurrent liabilities                              9,710
                                                      -------
         Total liabilities                             61,964
                                                      -------

    Net assets of discontinued operations             $23,400
                                                      -------
                                                      -------

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

    The operating results of the discontinued real estate operations are summarized below (in thousands):

                                             Year Ended December 31,
                                       ----------------------------------
                                       1996             1995           1994
                                       ----             ----           ----
Gross revenues                          --            $23,874        $35,121
Net income (loss) before
 extraordinary item, net of minority
 interest and net of an income tax
 benefit of $1,309 for 1995 and $0
 for 1994                               --            $(1,963)       $ 7,490

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

    AIMCO has separately entered into a Stock Purchase Agreement with Demeter and Capricorn, who together hold a majority of the outstanding shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, AIMCO will acquire all of the Company's common stock currently held by Demeter and Capricorn. AIMCO will pay Demeter $20 in cash per share for 50% of the Company shares held directly and indirectly by Demeter. For the remainder of Demeter's shares and Capricorn's shares, AIMCO will pay .74766 shares of AIMCO common stock per share of Company common stock. The closing under the Stock Purchase Agreement is expected to occur in May 1997. Upon completion of AIMCO's purchase of shares held by Demeter and Capricorn, AIMCO will hold a majority of the issued and outstanding shares of the Company's common stock. The merger will, however, require approval by two-thirds vote of all shares of Company common stock held by persons other than AIMCO. Stockholder meetings to approve the merger are expected to be held in late summer.

    The Company has also been informed that AIMCO is negotiating a definitive agreement with Demeter and Capricorn to acquire interests in certain real estate properties owned or controlled by the Real Estate Companies, which are controlled by Demeter and Capricorn, most of which properties are managed by the Company pursuant to a long-term property management contract. Both the Company's and AIMCO's obligations to complete the merger are conditioned on signing the definitive agreement relating to the sale of real estate interests and the management agreement remaining in effect. As consideration for AIMCO's executing the Merger Agreement, the Company has waived, effective May 3, 1997, its right of first refusal to purchase the real estate being sold to AIMCO, subject to the condition that a definitive real estate agreement be signed by AIMCO and Demeter by May 31 on terms substantially in accordance with those described to the Company's Board of Directors.

(4) ACQUISITIONS AND NEW BUSINESS

    CONTINUING OPERATIONS

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

    See also Note 17 for discussion of 1997 acquisitions.

    DISCONTINUED OPERATIONS

    NHP FINANCIAL SERVICES

    As previously discussed, as of April 1, 1996, NHP Incorporated acquired NHP Financial Services, for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of the Company's common stock. The transaction has been accounted for under the purchase method of accounting. All assets acquired were recorded at their estimated fair value which resulted in recording an identifiable intangible asset of approximately $19.1 million related to acquired servicing rights. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.0 million and has been recorded as goodwill. The goodwill is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. All purchase price allocations have been recorded by NHP Financial Services and are included in the net assets of discontinued operations on the Consolidated Balance Sheet.

    At closing, the 210,000 shares of the Company's common stock were placed in an escrow account as security for the satisfaction of claims by the Company under the stock purchase agreement against the former owner of NHP Financial Services (the "Seller"). Claims will be paid, subject in certain instances to a deductible, from the escrow by returning the number of shares to the Company equal to the value of the claim, as determined by the then current market value of the Company's common stock. 105,000 shares were released to the Seller on April 1, 1997. One-half of the shares remaining in the escrow will be released to the Seller on April 1, 1998, with the remaining shares to be released to the Seller on April 1, 1999.

    PROCTOR & ASSOCIATES

    As of December 31, 1996, Washington Mortgage Financial acquired Detroit-based Proctor & Associates ("Proctor"), the 37th largest commercial mortgage banking firm in the nation, according to June 30, 1996, data published by the Mortgage Banking Association, for $3.7 million. Included in the transaction is Proctor's $1.1 billion loan servicing portfolio of multifamily, retail, and office building mortgages, as well as the firm's fifteen active correspondent relationships with life insurance companies. Proctor originated nearly $180 million in commercial mortgage loans in 1996. The purchase has been accounted for under the purchase method of accounting by Washington Mortgage Financial. All assets acquired were recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired was $3.1 million and has been recorded as goodwill by Washington Mortgage Financial and is included in net assets of discontinued operations on the Consolidated Balance Sheet.

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

(5) INVESTMENT IN REAL ESTATE HELD FOR SALE

    TRANSACTION AND ACCOUNTING

   On May 16, 1996, the Company acquired 12 multifamily properties containing 2,905 apartment units, including the right to manage the units on a long-term basis, from affiliates of Great Atlantic Management, Inc. for a purchase price (including transaction costs) of approximately 86.8 million (the "Great Atlantic Acquisition"), in the form of approximately $71.2 million in third-party nonrecourse debt and $15.6 million in cash. The Company made this acquisition with the intention of selling the real estate ownership interests to third-party investors while retaining the management rights to the properties. Accordingly, the Company has reported on the Consolidated Balance Sheet its ownership interests in the Great Atlantic properties as an investment in real estate held for sale, which is reported at the lower of carrying value or fair value less estimated costs to sell. Previously, the investment in real estate was presented on the Consolidated Balance Sheet net of the associated debt, as discussed further below. The consolidated financial statements have been restated to separately report the real estate related debt as a liability. 1996 earnings from these properties since the date of acquisition, excluding depreciation, was $0.1 million. The recognition of the Company's pro rata share of these earnings increased the Company's investment. This increase was offset by the establishment of a valuation allowance to reduce the recorded investment to the lower of carrying value or fair value less estimated cost to sell which resulted in no net income being recognized related to these properties.

     DESCRIPTION OF REAL ESTATE RELATED DEBT

     The Company owns all of the limited and general partnership interests in the limited partnerships that in turn own the local partnerships (the partnerships that own and are responsible for the operations of the real estate). Eleven of the twelve local partnerships participate in joint financing, which was executed simultaneously with the acquisition. This financing consisted of three separate but related loans: (1) a senior mortgage loan; (2) a junior mortgage loan; and (3) a partnership loan, all of which are nonrecourse to the Company. The junior mortgage loan was paid in full on December 31, 1996. The remaining loans are discussed below.

     SENIOR MORTGAGE LOAN consists of eleven separate notes with an original face value totaling $55.3 million. The outstanding balance as of December 31, 1996, is $51.0 million. Interest is payable monthly at a rate of 8.53% per annum. There are no required principal payments until the loans mature on May 31, 2001. Principal may not be repaid prior to May 31, 1998, without the consent of the lender.

    THE PARTNERSHIP LOAN is evidenced by a single note, maturing June 3, 2001. The borrowers are the eleven limited partnerships which own the majority limited partner interests in the local partnerships, which in turn own the real estate. The note allocates the principal among the limited partnerships, but each is jointly and severally liable for the indebtedness. The partnership loan includes two tiers, totaling $15.9 million. The first tier partnership loan amount is $9.9 million. Interest at a rate of 8.53% per annum is payable monthly. There are no required principal payments until the loan matures. Principal may not be prepaid until May 31, 1998, and then only if the second tier of the partnership loan has been retired. The second tier partnership loan amount is $6.0 million. The interest rate is the amount that would give the lender a pre-tax rate of return of 16%. Interest is paid at a rate of 12.588%. The difference is recorded by the partnerships as a deferred payable. There are no required principal payments until May 31, 1998. Thereafter, monthly principal payments are required in an amount equal to the lesser of 35% of monthly cash flow or $41,666. Any shortfall is deferred. In subsequent months, if 35% of monthly cash flow is greater than $41,666, the excess is applied to reduce prior deferred amounts. Principal prepayments are permitted prior to May 31, 1998, by paying a prepayment premium of 3% of the amount prepaid.

     Concurrent with the closing of the loan, the local partnerships entered into a guaranty agreement making them jointly and severally liable for the senior mortgage notes payable. Under the terms of this contract, each of the senior note mortgagors unconditionally guarantee the full and prompt payment of all amounts due under the senior mortgage loans. Under a related contribution agreement, the guarantors have agreed to allow funds from the cash collateral account to be used to satisfy any shortfall of an affiliate partnership. A separate guaranty agreement was entered into by the limited partnerships related to the partnerhip loan, with similar terms.

     The liability of the local partnerships under the senior mortgage note and the guaranty, and the liability of the limited partnerships under the partnership note and guaranty, is limited to the underlying value of the real estate collateral plus amounts deposited with the lender. The partnerships are also required to make monthly escrow deposites with the lender.

     The twelfth property has a separate mortgage note payable with a remaining balance as of December 31, 1996, of $4.3 million. The mortgage note payable is secured by a deed of trust on the real estate. The note bears interest at a rate of 7.95%. Principal and interest payments are payable by the local partnership in equal monthly installments of $35,794 to June 2016. Principal amounts due on the mortgage payable are $0.1 million per year for the years 1997 through 2001 and $3.7 million thereafter. The liability of the local partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

(6) PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

    Property, equipment and capitalized software consist of the following (in thousands):

                                                                December 31,
                                                         ---------------------
                                                            1996        1995
                                                            ----        ----
    Property and equipment                                $ 6,315    $  3,393
    Leasehold improvements                                  2,347         268
    Capitalized software                                    4,112       1,642
                                                          -------    --------
                                                           12,774       5,303
      Less accumulated depreciation and amortization        2,359       1,780
                                                          -------    --------
                                                          $10,415    $  3,523
                                                          -------    --------
                                                          -------    --------

(7) ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                              December 31,
                                                         --------------------
                                                            1996         1995
                                                         -------      -------
    Accrued personnel and payroll costs                  $ 8,839      $ 7,990
    Other                                                  2,613        2,011
                                                         -------      -------
                                                         $11,452      $10,001
                                                         -------      -------
                                                         -------      -------

(8) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):
                                                            December 31,
                                                     ------------------------
                                                        1996             1995
                                                     -------          -------
    Lines of credit:
      $75 million Credit Facility                    $57,000          $23,000
    Notes payable - Goldberg                           4,000             --
    Notes payable - Southport (net of unamortized
     discount of $364 and $42 in 1996 and 1995,
     respectively)                                     2,184              195
    Note payable to Oxford                               143              495
                                                     -------          -------
                                                      63,327           23,690
        Less current portion                            (720)            (412)
                                                     -------          -------
          Long-term debt                             $62,607          $23,278
                                                     -------          -------
                                                     -------          -------


    CREDIT FACILITY - CONTINUING OPERATIONS

    In August 1995, the Company entered into a $75.0 million, three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. At the end of two years, the Company may extend the Credit Facility (as a revolving facility) for a fourth year or may convert it at the end of the second year to a two-year term loan with equal quarterly installments based on a five year amortization schedule and the remaining balance (approximately 60%) due at the end of the two-year term. Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. The Credit Facility restricts the payment of dividends by the Company unless the Company's ratio of income from continuing operations before interest, income taxes, depreciation and amortization ("EBITDA") to interest expense is greater than 3 to 1. In 1996, interest on the Credit Facility was equal to 175 basis points over the London Interbank Offered Rate ("LIBOR") in effect from time to time. In 1996, the Credit Facility also required the payment of a commitment fee of 37.5 basis points per annum on the unused portion of the Credit Facility. During 1996, the Credit Facility required that any other borrowings be subordinated to the Credit Facility except up to $10 million of borrowings made in connection with the acquisition of assets that will result in additional management rights for the Company, Washington Mortgage Financial's Warehouse Line (described below), and any indebtedness of Washington Mortgage Financial incurred in the acquisition of mortgage loans or mortgage servicing rights. As of December 31, 1996, the Company had outstanding $6.2 million of additional unsubordinated borrowings from third parties. The Credit Facility limits the amount of loans or other advances by the Company to the Real Estate Companies to a total of $10 million. At December 31, 1996, $40 thousand was due directly from the Real Estate Companies. In February 1997, the terms of the Credit Facility were amended. See Note 17 for discussion of the changes in significant terms.

    At December 31, 1996, the Company classified all borrowings under the Credit Facility due within one year as long-term. The Company has both the intent and the ability, through the Credit Facility, to refinance these amounts on a long-term basis.

    LONG-TERM DEBT AND LINES OF CREDIT- DISCONTINUED OPERATIONS

    The following is a discussion of the long-term debt and lines of credit related to NHP Financial Services (formerly the Company's Financial Services business segment). Any amounts outstanding as of December 31, 1996, related to these items are included in the net assets of discontinued operations on the Consolidated Balance Sheet.

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

   Washington Mortgage Financial has a separate line of credit which was used exclusively for acquisition of mortgage servicing rights (the "Servicing Acquisition Line"). The interest rate on the Servicing Acquisition Line in 1996 was 3 to 3 1/2 percent to the extent compensating balances are maintained or LIBOR plus 3 to 3 1/2 percent for amounts borrowed in excess of compensating balances. In October 1996, the Servicing Acquisition Line was converted to a term loan which is to be repaid in quarterly installments, based on a 10-year amortization schedule, with the remaining balance due in June 2001. The Servicing Acquisition Line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $1.1 billion. The original commitment amount of the Servicing Acquisition Line was $10 million and as of December 31, 1996, Washington Mortgage Financial had drawn $6.2 million on this line. Because this line has been converted to a term loan, Washington Mortgage Financial cannot borrow any additional amounts under this line.

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

   In consideration for the sale of the Real Estate Companies in August of 1995, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company (for further discussion, see Notes 2 and 13).

    OTHER

    The following table provides more detail on interest rates (including commitment fees) and borrowings made under the Company's various credit agreements (dollar amounts in thousands):
                                                       Year Ended December 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                       ----     ----     ----
Continuing Operations:
  $75 million Credit Facility (a):
  Weighted average interest rate at
    period-end                                         7.61%     8.40%     6.42%
  Maximum month-end borrowings during
    the period                                      $57,000   $58,466   $57,126
  Average borrowings during the period              $43,917   $41,457   $54,454
  Weighted average interest rate, during
    the period                                         7.70%     9.03%     6.47%

Discontinued Operations:
  $150 million Warehouse Line:
  Weighted average interest rate at
    period-end                                         1.00%       --        --
  Maximum month-end borrowings during
    the period                                      $52,885        --        --
  Average borrowings during the period              $43,327        --        --
  Weighted average interest rate,
    during the period                                  1.17%       --        --

  $10 million Servicing Acquisition Line:
  Weighted average interest rate at
    period-end                                         3.00%       --        --
  Maximum month-end borrowings during
    the period                                     $  9,960        --        --
  Average borrowings during the period             $  8,884        --        --
  Weighted average interest rate, during
    the period                                         3.17%       --        --

  $15 million Warehouse Line:
  Weighted average interest rate at
    period-end                                         1.50%       --        --
  Maximum month-end borrowings during the
    period                                         $  7,100        --        --
  Average borrowings during the period             $  3,765        --        --
  Weighted average interest rate, during
    the period                                         1.50%       --        --


    (a) Includes the Company's $75 million Credit Facility and/or any prior credit agreements in 1995 and 1994.

    Aggregate annual maturities of long-term debt for the Company's continuing operations as of December 31, 1996, are $0.7, $0.6, $57.7 and $0.3 million for the years 1997 through 2000, respectively. For the purposes of calculating aggregate maturities, the Credit Facility is assumed to be extended for a fourth year but the Company has not yet determined what option it will choose under the terms of the Credit Facility. Aggregate annual maturities of long-term debt for the Company's discontinued operations as of December 31, 1996, which excludes the Warehouse Line, are $1.0 million per year for the years 1997 through 2000 and $2.2 million for the year 2001.

(9) INCOME TAXES

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

     The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Furthermore, if the Internal Revenue Service were to determine that the consideration received by the Company in the sale of the Real Estate Companies was less than the fair market value of the assets transferred or that other valuations of assets made in connection with the sale were inaccurate, the amount of the net operating loss carryforwards available to the Company could be reduced, thus increasing the Company's future federal income tax liability. The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur, for example, if the Company engages in certain transactions involving the issuance of shares of common stock, including the issuance of a sufficient number of shares of common stock in connection with an acquisition or otherwise. If an ownership change were to occur, Section 382 would impose an annual limit on the ability of the Company to utilize NOLs. The amount of NOLs is, in any event, subject to uncertainty until such time as they are used to offset income as their validity is not reviewed by the Internal Revenue Service until such time as they are utilized. The sale of Company stock, discused in Note 3, by Demeter and Capricorn to AIMCO, if completed, would trigger the Section 382 limitations.

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

    The following table summarizes the consolidated tax effect related to the Company's deferred tax assets and liabilities (in thousands):

                                                             December 31,
                                                           ---------------
                                                            1996     1995
                                                          -------   -------
Deferred tax assets:
     Net operating loss carryforwards                     $19,737   $26,904
     Tax credit carryforwards                               1,116       572
     Vacation and incentives                                  470        32
     Other temporary differences between book and tax       1,236       349
                                                          -------   -------
Total deferred tax assets                                  22,559    27,857
Valuation allowance for deferred tax assets                (7,547)   (5,020)
                                                          -------   -------
Deferred tax assets                                        15,012    22,837
Deferred tax liabilities:
     Amortization of purchased management contracts           476       847
     Management fees receivable                               567     1,623
     Other temporary differences between book and tax         171       --
                                                          -------   -------
Total deferred tax liabilities                              1,214     2,470
                                                          -------   -------
Net deferred tax asset                                    $13,798   $20,367
                                                          -------   -------
                                                          -------   -------

     The Company did not record a tax provision during the first and second quarter of 1995, therefore, a year-to-date tax provision was recorded in the third quarter of 1995. A reconciliation of income tax expense computed at the statutory Federal and state rates to the provision (benefit) for income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

                                                                  Year Ended December 31,
                                                          --------------------------------------
                                                            1996           1995           1994
                                                          -------        --------       --------
Federal income tax provision at the Federal statutory
     rate - 35% in 1996 and 1995, 34% in 1994            $  6,105       $  4,834       $  5,608
State income tax provision, net of Federal income tax
     benefit-5%                                               872            690            924
Change in net deferred tax asset                           (2,527)           --             --
Change in valuation allowance                               2,527        (23,326)        (6,532)
                                                         --------       --------       --------
Provision (benefit) for income taxes                     $  6,977       $(17,802)       $   ---
                                                         --------       --------       --------
                                                         --------       --------       --------

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

                                                            1996           1995           1994
                                                           ------         ------         ------
     Current provision                                   $    407       $    608        $  --
     Deferred provision                                     6,570          4,916           --
     Change in net deferred tax asset                      (2,527)           --            --
     Change in valuation allowance for deferred tax
      asset                                                 2,527        (23,326)          --
                                                         --------       --------        -------
     Provision (benefit) for income taxes                $  6,977       $(17,802)       $  --
                                                         --------       --------        -------
                                                         --------       --------        -------

(10) SHAREHOLDERS' EQUITY

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

     On February 8, 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is a qualified stock option plan under which a maximum of 1,200,000 options to purchase shares of the Company's common stock may be granted to employees. In May 1996, the Company's Board of Director's approved an amendment to the 1995 Plan, which was subsequently approved by the stockholders of the Company in July 1996, that increased the maximum number of options which can be granted under the plan from 800,000 to 1,200,000. In February 1997, the Company's Board of Directors approved an amendment to the 1995 Plan which allows for all options issued under the 1995 Plan to become vested upon a change in control of the Company. Any options granted under the 1995 Plan must have an exercise price equal to the fair market value as of date of grant, become exercisable cumulatively over a five-year period beginning one year after date of grant, and must be exercised within ten years of the date of grant. As of December 31, 1996 and 1995, 386,250 and 228,750 options, respectively, remain available to be granted under the 1995 Plan.

     Effective with the consummation of the IPO, the Company granted Mr. Heller non-qualified performance vesting options to purchase 120,000 shares of common stock at $16.00. The options will vest in 10 years but are subject to accelerated vesting under certain circumstances, including a change in control of the Company.

     Effective May 1, 1996, the Company granted non-qualified performance vesting options to purchase up to 120,000 shares of common stock at $19.43 (fair market value at award date) to an executive vice president of the Company. The options vest only if certain performance criteria are met and expire April 30, 2001.

     In conjunction with the distribution of shares of NHP Financial Services to the Company's existing shareholders discussed in Note 2, all of the issued and outstanding options to acquire Company common stock will be converted into an option to receive the same number of shares of Company common stock and an option to receive the number of shares of NHP Financial Services' common stock the options holder would have been entitled to receive in the distribution, if the option had been exercised immediately prior to the distribution. In addition, the exercise price of the options will be adjusted pro rata based on the assumed value at the date of the distribution of NHP Financial Services shares.

     The following table summarizes option activity for the years ended December 31, 1996, 1995 and 1994.
                                                   1996       1995       1994
                                                 --------   --------   --------
Number of Shares Under Stock Options:
    Outstanding at the beginning of year       1,096,250    443,750    537,500
    Granted                                      492,500    711,250        --
    Exercised                                   (114,000)      --    (32,500)
    Forfeited                                   (130,000)   (58,750)   (61,250)
                                               ---------  ---------    -------
    Outstanding at the end of year             1,344,750  1,096,250    443,750
                                               ---------  ---------    -------
                                               ---------  ---------    -------
Stock options exercisable at the end of
  the year                                       418,250    420,000    341,250
                                               ---------  ---------    -------
                                               ---------  ---------    -------
Weighted-average fair value of options
  granted during the year                      $    7.73  $    5.38        N/A
                                               ---------  ---------
                                               ---------  ---------

                                                        1996               1995           1994
                                                     ----------         ---------       --------
Price range of  Stock Options:
     Granted                                        $17.28-$19.43    $13.00-$16.00         --
     Exercised                                      $10.56-$13.00             --         $10.56
     Forfeited                                             $13.00           $10.56       $10.56
     Outstanding                                    $10.56-$19.43    $10.56-$16.00       $10.56

        The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                        Options Outstanding                     Options Exercisable
                          ---------------------------------------------    -----------------------------
                            Number             Weighted       Weighted          Number       Weighted
     Range of            Outstanding          Average          Average       Exercisable      Average
     Exercise Price      at 12/31/96       Remaining Life   Exercise Price   at 12/31/96  Exercise Price
     --------------      -----------       --------------   --------------   -----------  --------------
     10.56                  310,000          4 years             10.56        310,000           10.56
     13.00                  417,250          9 years             13.00        108,250           13.00
     16.00                  120,000          9 years             16.00           --             16.00
     18.43                  175,000         10 years             18.43           --             18.43
     19.43                  207,500         10 years             19.43           --             19.43
     All Other              115,000         10 years             17.66           --             17.66
                          ---------                                           -------
     10.56 - 19.43        1,344,750                                           418,250
                          ---------                                           -------
                          ---------                                           -------

      Weighted average option exercise price information for the years
                        1996 and 1995 is as follows:


                                               1996              1995
                                             --------          --------
     Outstanding at the beginning of year    $ 12.43           $ 10.56
     Granted                                 $ 18.72           $ 13.51
     Exercised                               $ 10.97              --
     Forfeited                               $ 13.00           $ 11.39
     Outstanding at the end of year          $ 14.80           $ 12.43


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


                                               1996              1995
                                             --------          --------

     Net income - as reported                $11,620           $29,250
     Net income - pro forma                  $11,033           $29,055
     Net income per common share - as
      reported                               $   .91           $  3.03
     Net income per common share -
      pro forma                              $   .87           $  3.01

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. For purposes of this pro forma disclosure, fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield 0.0%, expected volatility of 30.0%, risk-free interest rate of 6.33% and expected lives of 5 years.

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

(12) EMPLOYEE BENEFIT PLANS

     Substantially all of Property Services' full-time off-site and on-site employees with at least one year of continuous service are eligible to participate in a 401(k), defined contribution retirement plan. The Company also has a non-qualified supplemental executive retirement savings plan which permits certain employees to defer salary that they would otherwise be prohibited from deferring under the 401(k) plan due to IRS restrictions. Under these plans, the employees may contribute up to 15% of their gross compensation up to the maximum allowable by the Internal Revenue Code, to various investment alternatives including, beginning in 1996, the Company's common stock. The Company will match 50 percent of each employee's contribution up to 6 percent of the employee's gross compensation. The plans also allow the Company to make discretionary contributions. Company matching contributions to the 401(k) plan vest as contributed. Company discretionary contributions to the 401(k) plan vest 20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. In addition to the vesting provisions for the 401(k) plan, the executive retirement savings plan generally requires that a participant not compete with the Company for a two-year period following separation from the Company in order to vest in Company contributions. Total net expense related to the Company's contributions to these plans, after reimbursement from the partnerships for on-site employees, was $0.9, $0.8 and $0.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Approximately 19,100 shares of the Company's common stock was held by the plans as of December 31, 1996.

(13) RELATED PARTY TRANSACTIONS

     During 1994, the Company borrowed $3.9 million from certain shareholders to purchase general partnership interests in properties which the Company already managed. As of December 31, 1994, a total of $11.0 million was due to shareholders, excluding accrued interest of $1.4 million. These notes were due on demand, but only after repayment of all borrowings under the then existing credit agreement, and had an interest rate of 13%. As discussed in
Note 8, a portion of the proceeds from the IPO along with amounts drawn on the Credit Facility was used to repay $5.5 million of the shareholder notes, including $2.4 million of interest. In addition, in consideration for the sale of the Real Estate Companies in August 1995, certain shareholders (Demeter, Capricorn and Mr. Heller) canceled $9.1 million of the Company's shareholder notes.

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

     Going forward, the Company will participate in additional acquisitions with the Real Estate Companies primarily in the form of identifying and negotiating acquisitions and providing other asset acquisition services to the Real Estate Companies, acquiring rights to manage the properties through the Intercompany Agreements or other arrangements, and paying that portion of the acquisition costs allocable to the management rights. See Notes 4 and 17 for further discussion of acquisitions.

     The Company was due directly from the Real Estate Companies $40 thousand and $2.1 million as of December 31, 1996 and 1995, respectively. These amounts are included in receivables on the Consolidated Balance Sheet.

(14) COMMITMENTS AND CONTINGENCIES

     CONTINUING OPERATIONS

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

     LEASES

     The Company leases office space and equipment under noncancellable operating leases. Most office leases provide for the pass-through of increased operating expenses. In December 1995, the Company entered into a six-year lease agreement for new office space in Vienna, Virginia. The Company relocated its Washington, D.C. and Reston, Virginia offices to the new Vienna location during the second quarter of 1996. The Company has sublet its Reston facilities for the remainder of its lease, which expires in July 1998, at approximately its obligation under the prime lease. Net rent expense, substantially all of which is minimum rentals under operating leases, was $2.0, $1.8 and $2.1 million in 1996, 1995 and 1994, respectively. 1996 rent expense is stated net of sub-lease income. Future minimum rental commitments, net of sub-lease income, under existing operating leases having an initial or remaining noncancellable lease terms in excess of one year at December 31, 1996, are as follows (in thousands):

                                             Lease Commitments
     1997                                         $  2,714
     1998                                            2,527
     1999                                            2,478
     2000                                            2,574
     2001                                            2,594
     Thereafter                                      1,342
                                                  --------
          Total                                   $ 14,229
                                                  --------
                                                  --------

     DISCONTINUED OPERATIONS

     FANNIE MAE DUS PROGRAM

     NHP Financial Services bears the Level I risk of loss associated with the loans it services under the Fannie Mae Delegated Underwriting and Servicing ("DUS") multifamily loan origination program. The Level I risk of loss requires NHP Financial Services to bear a portion of the losses on mortgages it originates under the program that does not exceed 20% of the original balance of the loans. The unpaid principal balance of the Fannie Mae DUS loan servicing portfolio was approximately at $776 million at December 31, 1996. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. No loans are delinquent as of December 31, 1996. NHP Financial Services has provided a reserve for losses of $4.4 million as of December 31, 1996, which is included in net asset of discontinued operations on the Consolidated Balance Sheet. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced.

     Under the DUS program, NHP Financial Services has established a $4.2 million irrevocable letter of credit on Fannie Mae's behalf to cover any loan losses at December 31, 1996.

     LOAN COMMITMENTS

     At December 31, 1996, the NHP Financial Services had mandatory delivery commitments in the amount of approximately $41.2 million to cover its origination commitments and loans held for sale.

     OTHER

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

     In addition, NHP Financial Services makes voluntary advances under certain of its servicing agreements pending receipt from the mortgagors and the Department of Housing and Urban Development ("HUD") on applicable subsidized loans. Such advances amounted to approximately $2.0 million at December 31, 1996 and are included in net assets of discontinued operations on the Consolidated Balance Sheet.

     Related escrow funds, which represent borrowers' insurance, taxes and replacement reserves, of approximately $228 million at December 31, 1996, are on deposit in escrow bank accounts and are not included in the accompanying Consolidated Balance Sheet. NHP Financial Services carries blanket bond coverage of $5 million and errors and omissions coverage in the amount of $10 million.

     WAIVER OF FREDDIE MAC NON-COMPLIANCE

     As of December 31, 1996, Washington Mortgage Financial was not in compliance with a tangible net worth standard required by Freddie Mac for continued servicing and future origination of loans held by Freddie Mac. Washington Mortgage Financial's non-compliance with this standard results from the accounting treatment of servicing rights in connection with its acquisition by the Company and Freddie Mac's policy with respect to recognition of servicing rights as a tangible asset, and does not reflect any deterioration in the operating results or financial condition of Washington Mortgage Financial. On March 26, 1997, Freddie Mac advised Washington Mortgage Financial that Washington Mortgage Financial has financial strengths not recognized in the tangible net worth calculation, and that Freddie Mac did not consider Washington Mortgage Financial to be out of compliance as of December 31, 1996, and effective for the remainder of 1997.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                               December 31, 1996              December 31, 1995
                                             ----------------------        ------------------------
                                             Carrying         Fair         Carrying            Fair
                                               Value          Value          Value             Value
                                             --------         -----        --------            -----
Assets:
     Cash and cash equivalents                $   4,779     $   4,779        $ 5,996          $ 5,996
     Receivables                                 15,270        15,270         12,809           12,809
     On-site cost reimbursement receivable        3,816         3,816          2,747            2,747
     Notes Receivable                             7,943         7,943            --               --

Liabilities:
     Accounts payable and accrued expenses       15,399        15,399         14,064           14,064
     Accrued on-site salaries and benefits        3,816         3,816          2,747            2,747
     Credit Facility
                                                 57,000        57,000         23,000           23,000
     Other notes payable, including
      current portion                             6,327         6,327            690              690
     Real Estate related debt (Great
      Atlantic portfolio)                        71,152        71,152            --               --
     Off-balance sheet instruments:
     Financial guarantees                           --          8,285            --             8,637

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

    The carrying amount of cash and cash equivalents, receivables, on-site cost reimbursement receivable, accounts payable and accrued expenses, and accrued on-site salaries and benefits approximates fair value because of the short-term maturity of these instruments.

    The fair value of notes receivable are estimated by discounting estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.

    The fair value of the Credit Facility approximates carrying value because the interest rate on this debt changes with market interest rates.

    The fair value of other notes payable and the Real Estate related debt approximates carrying value as these notes either have a stated interest rate comparable to a current market interest rate for similar obligations, or, if non-interest bearing, have been recorded at a discount based on a current market interest rate for similar obligations.

    The fair value of financial guarantees is based on the estimated cost to settle the obligations.

(16) NON-RECURRING EXPENSES AND EXTRAORDINARY ITEMS

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

(17) SUBSEQUENT EVENTS

     1997 ACQUISITIONS

     In November 1996, the Company and Property Resources Corporation ("PRC") signed an agreement to enter into three separate joint ventures (the "PRC Acquisition"). The Company purchased a 15% interest in NHP/PRC Management Company, LLC ("NHPPRC"), a limited liability property management company, from PRC. NHPPRC is the management agent for a portfolio of 19 HUD subsidized properties containing 2,426 apartments in New York City and will subcontract the management of these properties to the Company. Because the Company has voting control over this entity, the results of NHPPRC will be consolidated with those of the Company and PRC's interest will be accounted for as a minority interest.

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

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction will be accounted for as a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million, including a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. As part of the transaction, PRC has the right to require the Company, at any time, upon 30 days' notice through January 2002, to purchase the remaining 85% interest of NHPPRC for $3.8 million. In conjunction with the transaction, the Company lent $4.2 million to PRC under a promissory note.
The note has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

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

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of certain assets from Askew Investment Company for $4.6 million. The acquisition will be accounted for under the purchase method of accounting.

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

(18) QUARTERLY FINANCIAL AND OPERATING DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial and operating data for the years ended December 31, 1996 and 1995. The Company believes that the following selected quarterly information includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles (dollars in thousands except per share amounts).

                                                                          1996 Quarters
                                                           --------------------------------------------
                                                           First       Second       Third       Fourth
                                                           -----       ------       -----       ------
Total revenue                                            $45,805      $46,746     $47,934      $54,494
Operating income                                           5,080        4,963       4,760        5,874
Income from continuing operations before extraordinary
 item                                                      2,803        2,504       2,141        3,017
Income from discontinued operations                          --           421         182          552
Income before extraordinary item                           2,803        2,925       2,323        3,569

Per common share:
  Income from continuing operations before extraordinary
    item                                                 $   .22      $   .20     $   .17      $   .24
  Income from discontinued operations                        --           .03         .01          .04
  Income before extraordinary item                           .22          .23         .18          .28
  Dividends declared (a)                                     --            --          --           --

Stock price:
  High                                                   $19 5/8      $20 5/8     $20 7/8      $    19
  Low                                                         17       17 5/8      16 5/8       15 1/4

                                                                           1995 Quarters
                                                            --------------------------------------------
                                                            First       Second       Third       Fourth
                                                            -----       ------       -----       ------
Total revenue                                            $42,002      $42,916     $43,877      $45,879
Operating income                                           3,705        4,674       5,056        5,872
Income from continuing operations before
 extraordinary item                                        1,882        2,745      23,720        3,266
Income (loss) from discontinued real estate operations    (2,557)         504          90           --
Income before extraordinary item                            (675)       3,249      23,810        3,266

Per common share:
  Income from continuing operations before
   extraordinary item                                    $   .24      $   .35     $  2.35     $    .26
  Income (loss) from discontinued operations                (.32)         .06         .01           --
  Income before extraordinary item                          (.08)         .41        2.36          .26
  Dividends declared (a)                                      --           --          --           --


Stock price (b):
  High                                                        --           --         $14      $18 5/8
  Low                                                         --           --          12       13 3/4

----------------

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

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

 (a) 3 Exhibits

       Exhibit 23.1  -  Consent of Arthur Andersen LLP dated October 3, 1997.
       Exhibit 23.2  -  Consent of Deloitte & Touche LLP dated October 3, 1997.
       Exhibit 23.3  -  Consent of Anders, Minkler & Diehl LLP dated
                        October 3, 1997.
       Exhibit 23.4  -  Consent of Dauby O'Connor & Zaleski, LLC dated
                        October 3, 1997
       Exhibit 23.5  -  Consent of Edwards Leap & Sauer dated October 3, 1997.
       Exhibit 23.6  -  Consent of George A. Hieronymous & Company, LLC dated
                        October 3, 1997.
       Exhibit 23.7  -  Consent of Goldenberg Rosenthal Friedlander, LLP dated
                        October 3, 1997.
       Exhibit 23.8  -  Consent of Hansen, Hunter & Kibbee, P.C. dated
                        October 3, 1997.
       Exhibit 23.9  -  Consent of J. H. Cohn LLP dated October 3, 1997.
       Exhibit 23.10 -  Consent of J. A. Plumer & Co., P.A. dated
                        October 3, 1997.
       Exhibit 23.11 -  Consent of Marks Shron & Company, LLP dated
                        October 3, 1997.
       Exhibit 23.12 -  Consent of Reznick Fedder & Silverman dated
                        October 3, 1997.
       Exhibit 23.13 -  Consent of Russell Thompson Butler & Houston dated
                        October 3, 1997.
       Exhibit 27    -  Amended Financial Data Schedule

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         NHP INCORPORATED
                                         (Registrant)



                                    By:  /s/ Ann Torre Grant
                                         Ann Torre Grant
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Treasurer (Authorized Officer
                                         and Principal Financial Officer)
Dated October 3, 1997