Form 10-Q/A
period 1997-03-31
NHP INC
filed 1997-10-03
CIK 946358

===============================================================================

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q/A

                                    AMENDMENT NO. 1

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

                            PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     1997                1996
                                                    --------            --------

Revenue, substantially all from related parties:
  Property management services                      $14,575             $13,283
  On-site personnel, general and administrative
   cost reimbursement                                32,755              30,532
  Administrative and reporting fees                   1,186                 942
  Other                                               2,601               1,048
                                                    -------             -------
    Total revenue                                    51,117              45,805

Expenses:
  Salaries and benefits:
    On-site employees                                31,805              29,875
    Off-site employees                                7,218               6,019
  Other general and administrative                    4,494               3,101
  Costs charged to the Real Estate Companies            950                 657
  Amortization of purchased management contracts      1,560                 879
  Other depreciation and amortization                   794                 194
                                                    -------             -------
    Total expenses                                   46,821              40,725
                                                    -------             -------

Operating income                                      4,296               5,080

Interest income                                         487                 148
Interest expense                                     (1,265)               (557)
                                                    -------             -------
Income from continuing operations before
 income taxes                                         3,518               4,671
Provision for income taxes                           (1,407)             (1,868)
                                                    -------             -------
    Income from continuing operations                 2,111               2,803
Income from discontinued operations, net of
 income taxes                                           115                 -
                                                    -------             -------
     Net income                                     $ 2,226             $ 2,803
                                                    =======             =======

Net income per common share:
  Continuing operations                                0.16                0.22
  Discontinued operations                              0.01                 -
                                                    -------             -------
    Net income                                      $  0.17             $  0.22
                                                    =======             =======
Weighted average common and equivalent shares
 outstanding (in thousands)                          12,891              12,563
                                                    =======             =======

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)


                                                    March 31,        December
31,
                                                     1997               1996
                                                   (Unaudited)        (Restated)
                                                   -----------       -----------
-

     ASSETS

Cash and cash equivalents                           $  6,698           $  4,779
Receivables, net, substantially all from related
 parties                                              11,438             15,270
On-site cost reimbursement receivable,
 substantially all from related parties                5,743              3,816
Current portion of net deferred tax asset              4,990              6,357
Other current assets                                   5,583              2,227
                                                    --------           --------

    Total current assets                              34,452             32,449

Purchased management contracts, net                   49,360             43,718
Net assets of discontinued operations                 22,596             22,528
Goodwill, net                                          5,733              5,887
Property, equipment and capitalized software, net     11,811             10,415
Investment in real estate held for sale               84,884             84,871
Other assets                                          14,268             10,832
Net deferred tax asset                                 7,575              7,441
                                                    --------           --------

    Total assets                                    $230,679           $218,141
                                                    ========           ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including
 amounts payable to related parties of $143 in
 1997 and 1996                                      $    734           $    720
Accounts payable                                       3,635              3,947
Accrued expenses, including amounts associated
 with related parties of $2,476 and $4,090 in
 1997 and 1996, respectively                           8,957             11,452
Accrued on-site salaries and benefits                  5,743              3,816
Deferred revenues and other                            3,766              3,400
                                                    --------           --------

    Total current liabilities                         22,835             23,335

Real Estate related debt                              71,157             71,152
Other long-term debt                                  68,454             62,607
Other long-term liabilities                            9,181              5,034
                                                    --------           --------

    Total liabilities                                171,627            162,128

Commitments and contingencies (Note 6)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 12,652,439 and 12,586,629 shares
   issued and outstanding in 1997 and 1996,
   respectively                                          127                126
  Additional paid-in capital                         132,341            131,529
  Accumulated deficit                                (73,416)           (75,642)
                                                    --------           --------

  Total shareholders' equity                          59,052             56,013
                                                    --------           --------

    Total Liabilities and Shareholders' Equity      $230,679           $218,141
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

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NHP Incorporated (the "Company") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and the financial statements and the notes thereto in the Company's restated Financial Statements and Supplementary Data included as
Exhibit 99.4 in Apartment and Management Investment Company's ("AIMCO") 8-K, as amended, dated April 16, 1997. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three month periods ended March 31, 1997 and 1996. Certain prior year amounts have been reclassified to conform to current year presentation. All material intercompany accounts and transactions, except for the amounts due from NHP Financial Services to NHP Incorporated discussed in Note 2, have been eliminated in consolidation.

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

(8)  SUBSEQUENT EVENTS

     As discussed further in Note 3, on May 5, 1997, the majority (approximately 51%) of the outstanding shares of the Company's common stock were acquired by AIMCO. As new majority owner, AIMCO has indicated that it is likely the Great Atlantic properties will not be sold. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996, including the right to manage the properties, with the intention of selling the real estate ownership interests to outside investors while retaining the management rights to the properties. Accordingly, the Company has previously reported its ownership interests in the Great Atlantic properties as an investment in real estate held for sale, which was reported at the lower of carrying value or fair value less estimated cost to sell on the Consolidated Balance Sheet. The associated debt is reported as real estate related debt on the Consolidated Balance Sheet.

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
                                                         ======

                                  NHP INCORPORATED
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The following is summary of the consolidated balance sheet of the Great Atlantic properties as of March 31, 1997 (in thousands):

                                            March 31, 1997     December 31, 1996
                                            --------------     -----------------

     Total assets                              $85,931              $86,863
     Total liabilities (including real
      estate related debt)                      73,570               73,691
                                               -------              -------

       Partners' capital                       $12,361              $13,172
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NO.     DESCRIPTION

          11.0(i)            Statement regarding computation of per share
                          earnings.

          27.0            Financial Data Schedule.

                 (i) Previously filed

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


                                     NHP INCORPORATED
                                    (Registrant)

October 3, 1997                      By:  /S/ ANN TORRE GRANT
                                          --------------------------------------
                                          Ann Torre Grant
                                          Executive Vice President, Chief
                                           Financial Officer,
                                           and Treasurer (Authorized Officer and
                                           Principal Financial Officer)