Form 10-Q/A
period 1997-06-30
NHP INC
filed 1997-10-03
CIK 946358

-------------------------------------------------------------------------------

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

                            PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  NHP INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1997            1996
                                                      --------        --------
Revenue, substantially all from related parties
 (except for rental revenue):
   Property management services                        $14,573         $13,282
   On-site personnel, general and administrative
    cost reimbursement                                  32,145          31,214
   Administrative and reporting fees                     1,185             942
   Rental revenue                                        2,916             -
   Other                                                 2,667           1,309
                                                       -------         -------

     Total revenue                                      53,486          46,747

Expenses:
  Salaries and benefits:
    On-site employees                                   31,053          30,532
    Off-site employees                                   7,515           6,070
  Other general and administrative                       3,949           3,199
  Real estate operating costs                            1,863             -
  Costs charged to the Real Estate Companies             1,092             682
  Amortization of purchased management contracts         1,477           1,014
  Depreciation and other amortization                    1,424             287
  Non-recurring expenses                                 4,850             -
                                                       -------         -------

    Total expenses                                      53,223          41,784
                                                       -------         -------

Operating income                                           263           4,963

Interest income                                            622             136
Interest expense                                        (2,405)           (922)
                                                       -------         -------

Income (loss) from continuing operations before
 income taxes                                           (1,520)          4,177
Benefit (provision) for income taxes                       608          (1,673)
                                                       -------         -------

  Income (loss) from continuing operations                (912)          2,504
Income from discontinued operations, net of income
 taxes                                                     478             421
                                                       -------         -------

  Net income (loss)                                    $  (434)        $ 2,925
                                                       =======         =======

Net income (loss) per common share:
  Continuing operations                                  (0.07)           0.20
  Discontinued operations                                 0.04            0.03
                                                       -------         -------

    Net income (loss)                                  $ (0.03)        $  0.23
                                                       =======         =======

Weighted average common and equivalent shares
 outstanding (in thousands)                             13,019          12,783
                                                       =======         =======


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       1997            1996
                                                     --------        --------
Revenue, substantially all from related parties
 (except for rental revenue):
  Property management services                       $ 29,148        $ 26,565
  On-site personnel, general and administrative
   cost reimbursement                                  64,900          61,746
  Administrative and reporting fees                     2,371           1,884
  Rental revenue                                        2,916             -
  Other                                                 5,268           2,357
                                                     --------        --------

    Total revenue                                     104,603          92,552

Expenses:
  Salaries and benefits:
   On-site employees                                   62,858          60,407
   Off-site employees                                  14,733          12,089
  Other general and administrative                      7,747           6,300
  Real estate operating costs                           1,863             -
  Costs charged to the Real Estate Companies            2,042           1,339
  Amortization of purchased management contracts        3,037           1,893
  Depreciation and other amortization                   2,218             481
  Non-recurring expenses                                5,546             -
                                                     --------        --------

    Total expenses                                    100,044          82,509
                                                     --------        --------

Operating income                                        4,559          10,043

Interest income                                         1,109             284
Interest expense                                       (3,670)         (1,479)
                                                     --------        --------

Income from continuing operations before
 income taxes                                           1,998           8,848
Provision for income taxes                               (799)         (3,541)
                                                     --------        --------

  Income from continuing operations                     1,199           5,307
Income from discontinued operations, net of
 income taxes                                             593             421
                                                     --------        --------

  Net income                                         $  1,792        $  5,728
                                                     ========        ========

Net income per common share:
  Continuing operations                                  0.09            0.42
  Discontinued operations                                0.05            0.03
                                                     --------        --------

    Net income                                       $   0.14        $   0.45
                                                     ========        ========

Weighted average common and equivalent shares
 outstanding (in thousands)                            12,959          12,684
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

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of NHP Incorporated (the "Company" or "NHP") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for amounts discussed in Note 4) necessary for a fair presentation of the results for the three and six month periods ended June 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform to current year presentation. All material intercompany accounts and transactions, except for the amounts due from The WMF Group, Ltd. ("WMF") to NHP discussed in Note 2, have been eliminated in consolidation.

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

     As discussed further in Note 3, on May 5, 1997, the majority (approximately 51%) of the outstanding shares of the Company's common stock was acquired by Apartment Investment and Management Company ("AIMCO"). As a result of the change in control, the Company no longer intends to sell the Great Atlantic properties and, therefore, the results of the real estate operations of the Great Atlantic properties are included in the Company's consolidated financial statements beginning May 5, 1997. The Company's results of operations include a $0.3 million loss (after-tax) from the operations of the Great Atlantic properties. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996, including the right to manage the properties, with the intention of selling the real estate ownership interests to outside investors while retaining the management rights to the properties. The Company has previously presented its ownership interests in the Great Atlantic properties on the Consolidated Balance Sheet as an investment in real estate held for sale, which was reported at the lower of carrying value or fair value less estimated cost to sell.

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

(4)  NON-RECURRING MERGER RELATED EXPENSES

     In conjunction with the acquisition of majority ownership of the Company by AIMCO and the purchase of 100% of the Real Estate Companies by AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, to AIMCO's headquarters in Denver, Colorado, or to office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company recorded $3.8 million of expense in the second quarter of 1997, its portion of the estimated cost of this transition, consisting solely of severance costs. The $3.8 million of expense is included in Non-recurring expenses on the Company's Consolidated Statements of Operations. The Company expects that approximately 165 employees will be terminated as a result of the planned relocation. The affected employee group is limited to employees at NHP's Vienna, Virginia headquarters office, which will be closed. As of June 30, 1997, $1.5 million of the $3.8 million had been paid to 17 departing employees. No adjustment was recorded to the estimated liability since it was initially recorded during the quarter.

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Company has recorded other costs, which have been incurred to date, associated with the pending AIMCO merger. These costs are also included in Non-recurring expense and include various professional fees and the Company's estimated share of cost associated with the joint proxy statement incurred to date. Additional costs related to the merger are expected to be incurred and deducted from income during the third and fourth quarters of 1997.

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

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                 NHP INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

(12)  SALE OF HALL PORTFOLIO

     Pursuant to the terms of the NHP Southwest Partners, L.P. partnership agreement, on July 29, 1997, the Real Estate Companies elected to sell their interests in 32 multifamily properties (collectively, the "Hall Portfolio") to other unaffiliated joint venture partners. Effective at the closing of the sale, which is not expected to occur until after the effective date of the AIMCO merger, NHP will no longer provide property management services to the 32 properties which comprise the Hall Portfolio. NHP recognized approximately $1.8 million and $0.9 million in property management revenues associated with management of the Hall Portfolio for the year and six months ended December 31, 1996, and June 30, 1997, respectively. Although NHP is entitled to a termination fee in connection with this transaction, if (as expected) the termination occurs after the AIMCO merger, the termination fee, if paid, would be an intercompany payment for AIMCO and would not impact their financial results. The sale is subject to customary closing conditions and approvals from unrelated third parties and is expected to be completed by the end of 1997, although there can be no assurance that the sale will ultimately close.

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

     On May 5, 1997, AIMCO acquired, pursuant to a stock purchase agreement, dated April 16, 1997, 6,496,073 shares of the Company's stock from Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together held a majority of the outstanding shares of the Company's common stock (approximately 54.8%). As consideration for the sale of the Company's common stock, Demeter received $72.6 million in cash and 1,224,463 shares of AIMCO common stock, and Capricorn received 918,394 shares of AIMCO common stock. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO holds a majority (approximately 51%) of the issued and outstanding shares of the Company's common stock. The Stock Purchase Agreement provides for AIMCO to acquire the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock, excluding shares deemed to be owned by AIMCO or its affiliates. Stockholder meetings to approve the merger are expected to be held in the fourth quarter of 1997. For further discussion of the pending AIMCO merger and AIMCO's purchase of Company shares held by Demeter and Capricorn, see Note 3 to the Unaudited Consolidated Financial Statements.

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


                                       TABLE 1
           SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES FROM
                CONTINUING OPERATIONS AS A PERCENTAGE OF TOTAL REVENUE

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services               27.2%        28.4%            27.9%        28.7%
  On-site personnel,
   general and
   administrative cost
   reimbursement          60.1%        66.8%            62.0%        66.8%
  Administrative and
   reporting fees          2.2%         2.0%             2.3%         2.0%
  Rental revenue, net      5.5%          -               2.8%          -
  Other                    5.0%         2.8%             5.0%         2.5%
                         -----        -----            -----        -----

    Total revenue        100.0%       100.0%           100.0%       100.0%
                         =====        =====            =====        =====

EXPENSES
  Salaries and benefits
   On-site employees      58.1%        65.3%            60.1%        65.3%
   Off-site employees     14.1%        13.0%            14.1%        13.1%
  Other general and
   administrative          7.4%         6.8%             7.4%         6.8%
  Real estate operating
   costs                   3.5%          -               1.8%          -
  Costs charged to the
   Real Estate Companies   2.0%         1.5%             2.0%         1.4%
  Amortization of
   purchased management
   contracts               2.8%         2.2%             2.9%         2.0%
  Depreciation and other
   amortization            2.7%         0.6%             2.1%         0.5%
  Non-recurring expenses   9.1%          -               5.3%          -
                         -----        -----            -----        -----

    Total expenses        99.7%        89.4%            95.7%        89.1%
                         -----        -----            -----        -----

Operating Income           0.3%        10.6%             4.3%        10.9%
                         =====        =====            =====        =====

EBITDA                     7.1%        13.7%            10.4%        13.7%
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


                                     TABLE 2
                   SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED
          REVENUE AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS
                                  (IN THOUSANDS)

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services              $14,573      $13,282          $29,148      $26,565
  Administrative and
   reporting fees          1,185          942            2,371        1,884
  Rental revenue, net      2,916          -              2,916          -
  Other                    2,667        1,309            5,268        2,357
                         -------      -------          -------      -------

    Adjusted revenue (1)  21,341       15,533           39,703       30,806

EXPENSES
  Salaries and benefits,
   off-site employees      7,515        6,070           14,733       12,089
  Other general and
   administrative          3,949        3,199            7,747        6,300
  Real estate operating
   costs                   1,863          -              1,863          -
  Amortization of
   purchased management
   contracts               1,477        1,014            3,037        1,893
  Depreciation and other
   amortization            1,424          287            2,218          481
  Non-recurring expenses   4,850          -              5,546          -
                         -------      -------          -------      -------

   Adjusted operating
    expenses (2)          21,078       10,570           35,144       20,763
                         -------      -------          -------      -------

Operating Income
 (Loss)                  $   263      $ 4,963          $ 4,559      $10,043
                         =======      =======          =======      =======

EBITDA                  $ 3,786      $ 6,400          $10,923      $12,701
                         =======      =======          =======      =======

                                      TABLE 3
           SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE
         AND ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS AS
                       A PERCENTAGE OF ADJUSTED REVENUE

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           1997         1996             1997         1996
                         --------     --------         --------     --------
REVENUE
  Property management
   services               68.3%        85.5%            73.4%        86.2%
  Administrative and
   reporting fees          5.6%         6.1%             6.0%         6.1%
  Rental revenue, net     13.6%          -               7.3%          -
  Other                   12.5%         8.4%            13.3%         7.7%
                         -----        -----            -----        -----

    Adjusted revenue (1) 100.0%       100.0%           100.0%       100.0%
                         -----        -----            -----        -----

EXPENSES
  Salaries and benefits,
   off-site employees     35.2%        39.1%            37.1%        39.2%
  Other general and
   administrative         18.5%        20.6%            19.5%        20.5%
  Real estate operating
   costs                   8.7%          -               4.7%          -
  Amortization of
   purchased management
   contracts               6.9%         6.5%             7.6%         6.1%
  Depreciation and other
   amortization            6.7%         1.8%             5.6%         1.6%
  Non-recurring expenses  22.7%          -              14.0%          -
                         -----        -----            -----        -----

    Adjusted operating
     expenses (2)         98.7%        68.0%            88.5%        67.4%
                         -----        -----            -----        -----

Operating Income           1.3%        32.0%            11.5%        32.6%
                         =====        =====            =====        =====

EBITDA                    17.7%        41.2%            27.5%        41.2%
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

     NON-RECURRING EXPENSES represent costs recorded related to NHP's plan to close its Vienna, Virginia offices and to the pending AIMCO merger. In conjunction with the acquisition of majority ownership of the Company by AIMCO and the purchase of 100% of the Real Estate Companies by AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, AIMCO's headquarters in Denver, Colorado, or office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company recorded $3.8 million in the second quarter of 1997, its portion of the estimated cost of this transition, consisting solely of severance costs. The Company has recorded other costs associated with the pending AIMCO merger which have been incurred to date, including various professional fees and the Company's share of cost associated with the joint proxy statement. The Company recorded total non-recurring costs of $4.9 million and $5.5 million in the three and six-month periods ended June 30, 1997, respectively. Additional costs related to the merger are expected to be incurred and deducted from income during the third and fourth quarters of 1997.

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

     For a summary of WMF's results of operations and the components of net assets of discontinued operations, see Note 2 to the Unaudited Consolidated Financial Statements. WMF's revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of interest rates. Future revenues may fluctuate as a result of changes in these factors. Therefore, WMF's second quarter and six month results may not be indicative of future period results. WMF results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill. For further discussion, reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report on Form 10-K, filed March 21, 1997, as amended.

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

     Pursuant to the terms of the NHP Southwest Partners, L.P. partnership agreement, on July 29, 1997, the Real Estate Companies elected to sell their interests in 32 multifamily properties (collectively, the "Hall Portfolio") to other unaffiliated joint venture partners. Effective at the closing of the sale, which is not expected to occur until after the effective date of the AIMCO merger, NHP will no longer provide property management services to the 32 properties which comprise the Hall Portfolio. NHP recognized approximately $1.8 million and $0.9 million in property management revenues associated with management of the Hall Portfolio for the year and six months ended December 31, 1996, and June 30, 1997, respectively. Although NHP is entitled to a termination fee in connection with this transaction, if (as expected) the termination occurs after the AIMCO merger, the termination fee, if paid, would be an intercompany payment for AIMCO and would not impact their financial results. The sale is subject to customary closing conditions and approvals from unrelated third parties and is expected to be completed by the end of 1997, although there can be no assurance that the sale will ultimately close.

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

           2.2* Rights Agreement, dated as of April 21, 1997 by and between NHP Incorporated, NHP Financial Services,
                           Ltd. and The First National Bank of Boston.

          10.1** Amendment No. 2 to Revolving Credit Agreement, dated as of February 11, 1997, by and among NHP
                           Incorporated, The First National Bank of Boston,
                           Fleet National Bank, and Morgan Guaranty Trust
                           Company of New York.

          11.0** Statement regarding computation of per share earnings.

          27.0**           Financial Data Schedule.

          *Previously filed as an exhibit to the Company's report on Form 8-K, dated April 16, 1997, and filed with the Commission on April 22, 1997.

          **Previously filed.

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