Form 10-Q/A
period 1997-06-30
NHP INC
filed 1997-10-21
CIK 946358

-------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q/A

                                  AMENDMENT NO. 2

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

                                   NHP INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                       June 30,    December 31,
                                                         1997          1996
                                                     (Unaudited)    (Restated)
                                                     -----------   ------------
     ASSETS
Cash and cash equivalents                            $  2,040      $  4,779
Restricted cash                                         2,218           -
Receivables, net, substantially all from
 related parties                                       13,692        15,270
On-site cost reimbursement receivable,
 substantially all from related parties                 3,600         3,816
Current portion of net deferred tax asset               2,754         6,357
Other current assets                                   10,607         2,227
                                                     --------      --------

  Total current assets                                 34,911        32,449

Purchased management contracts, net                    46,957        43,718
Real estate, net                                       82,204        84,871
Net assets of discontinued operations                  22,979        22,528
Goodwill, net                                           5,579         5,887
Property, equipment and capitalized software, net      12,460        10,415
Other assets                                           17,344        10,832
Net deferred tax asset                                 10,043         7,441
                                                     --------      --------

  Total Assets                                       $232,477      $218,141
                                                     ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt, including
 amounts payable to related parties of $143
 in 1997 and 1996                                    $    847      $    720
Accounts payable                                        2,956         3,947
Accrued expenses, including amounts associated
 with related parties of $2,184 and $4,090 in 1997
 and 1996, respectively                                10,252        11,452
Accrued on-site salaries and benefits                   3,600         3,816
Deferred revenues and other                             5,250         3,400
                                                     --------      --------

  Total current liabilities                            22,905        23,335

Real Estate related debt                               71,005        71,152
Other long-term debt                                   70,298        62,607
Other long-term liabilities                             9,317         5,034
                                                     --------      --------

  Total Liabilities                                   173,525       162,128

Commitments and contingencies (Note 10)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 12,677,439 and 12,586,629 shares
   issued and outstanding in 1997 and 1996,
   respectively                                           127           126
  Additional paid-in capital                          132,675       131,529
  Accumulated deficit                                 (73,850)      (75,642)
                                                     --------      --------

    Total shareholders' equity                         58,952        56,013
                                                     --------      --------

      Total Liabilities and Shareholders' Equity     $232,477      $218,141
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



                                NHP INCORPORATED
                               (Registrant)

October 21, 1997               By:  /S/    ANN TORRE GRANT
                                    --------------------------------------------
                                    Ann Torre Grant
                                    Executive Vice President, Chief Financial
                                    Officer, and Treasurer (Authorized Officer
                                    and Principal Financial Officer)