Form 10-Q
period 1997-09-30
NHP INC
filed 1997-10-24
CIK 946358

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

                         FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

At October 1, 1997, there were 12,996,939 shares of common stock outstanding.

-------------------------------------------------------------------------------

                                 NHP INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Operations
              - Three Months Ended September 30, 1997 and 1996            1

              Unaudited Consolidated Statements of Operations
              - Nine Months Ended September 30, 1997 and 1996             2

              Consolidated Balance Sheets
              - September 30, 1997 (Unaudited) and December 31, 1996      3

              Unaudited Consolidated Statements of Cash Flows
              - Nine Months ended September 30, 1997 and 1996             4

              Notes to Unaudited Consolidated Financial Statements        5

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                  13


PART II.    OTHER INFORMATION

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                              26

            ITEM 5.  OTHER INFORMATION                                    26

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     26


Signatures                                                                27

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                NHP INCORPORATED
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------
Revenue, substantially all from related
 parties (except for rental revenue):
  Property management services                         $14,134         $14,001
  On-site personnel, general and administrative
   cost reimbursement                                   34,567          30,448
  Administrative and reporting fees                      1,425           1,029
  Rental revenue                                         4,394             -
  Other                                                  2,965           2,455
                                                       -------         -------
    Total revenue                                       57,485          47,933

Expenses:
  Salaries and benefits:
    On-site employees                                   33,622          28,838
    Off-site employees                                   7,524           7,095
  Other general and administrative                       3,481           3,987
  Real estate operating costs                            2,776             -
  Costs charged to the Real Estate Companies               945           1,610
  Amortization of purchased management contracts         1,460           1,114
  Other depreciation and other amortization              1,760             529
  Non-recurring expenses                                   955             -
                                                       -------         -------
    Total expenses                                      52,523          43,173
                                                       -------         -------

Operating income                                         4,962           4,760

Interest income                                            554              47
Interest expense                                        (2,981)         (1,239)
                                                       -------         -------
Income from continuing operations before income taxes    2,535           3,568
Provision for income taxes                              (1,014)         (1,427)
                                                       -------         -------
    Income from continuing operations                    1,521           2,141
Income from discontinued operations, net of
 income taxes                                            1,381             182
                                                       -------         -------
    Net income                                         $ 2,902         $ 2,323
                                                       =======         =======

Net income per common share:
  Continuing operations                                   0.12            0.17
  Discontinued operations                                 0.10            0.01
                                                       -------         -------
    Net income                                         $  0.22         $  0.18
                                                       =======         =======
Weighted average common and equivalent shares
 outstanding (in thousands)                             13,206          12,797
                                                       =======         =======

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                        1997           1996
                                                      --------       --------
Revenue, substantially all from related parties
 (except for rental revenue):
   Property management services                        $ 43,282      $ 40,566
   On-site personnel, general and administrative
    cost reimbursement                                   99,467        92,194
   Administrative and reporting fees                      3,796         2,913
   Rental revenue                                         7,310           -
   Other                                                  8,233         4,812
                                                       --------      --------
     Total revenue                                      162,088       140,485

Expenses:
  Salaries and benefits:
    On-site employees                                    96,480        89,245
    Off-site employees                                   22,257        19,183
  Other general and administrative                       11,228        10,288
  Real estate operating costs                             4,639           -
  Costs charged to the Real Estate Companies              2,987         2,949
  Amortization of purchased management contracts          4,497         3,007
  Other depreciation and other amortization               3,978         1,010
  Non-recurring expenses                                  6,501           -
                                                       --------      --------
    Total expenses                                      152,567       125,682
                                                       --------      --------
Operating income                                          9,521        14,803

Interest income                                           1,663           331
Interest expense                                         (6,651)       (2,719)
                                                       --------       -------
Income from continuing operations before income taxes     4,533        12,415
Provision for income taxes                               (1,813)       (4,968)
                                                       --------       -------
    Income from continuing operations                     2,720         7,447
Income from discontinued operations, net of income
 taxes                                                    1,974           604
                                                        -------       -------
    Net income                                         $  4,694       $ 8,051
                                                       ========       =======

Net income per common share:
  Continuing operations                                    0.21          0.58
  Discontinued operations                                  0.15          0.05
                                                       --------       -------
    Net income                                         $   0.36       $  0.63
                                                       ========       =======

Weighted average common and equivalent shares
 outstanding (in thousands)                              13,051        12,717
                                                       ========       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   NHP INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                   September 30,   December 31,
                                                       1997            1996
                                                   (Unaudited)      (Restated)
                                                   ------------    ------------
     ASSETS

Cash and cash equivalents                          $  4,618        $  4,779
Restricted cash                                       2,440             -
Receivables, net, substantially all from related
 parties                                              7,784          15,270
On-site cost reimbursement receivable,
 substantially all from related parties               6,271           3,816
Current portion of net deferred tax asset             3,901           6,357
Other current assets                                 12,698           2,227
                                                   --------        --------

    Total current assets                             37,712          32,449
Purchased management contracts, net                  45,478          43,718
Real estate, net                                     81,857          84,871
Net assets of discontinued operations                24,252          22,528
Goodwill, net                                         5,425           5,887
Property, equipment and capitalized
 software, net                                       13,366          10,415
Other assets                                         17,709          10,832
Net deferred tax asset                                8,982           7,441
                                                   --------        --------

    Total Assets                                   $234,781        $218,141
                                                   ========        ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt, including
 amounts payable to related parties of $143 in
 1997 and 1996                                     $    861        $    720
Accounts payable                                      3,565           3,947
Accrued expenses, including amounts associated
 with related parties of $2,032 and $4,090 in
 1997 and 1996, respectively                          9,583          11,452
Accrued on-site salaries and benefits                 6,271           3,816
Deferred revenues and other                           4,276           3,400
                                                   --------        --------

    Total current liabilities                        24,556          23,335
Real Estate related debt                             70,981          71,152
Other long-term debt                                 62,138          62,607
Other long-term liabilities                           9,592           5,034
                                                   --------        --------

    Total Liabilities                               167,267         162,128

Commitments and contingencies (Note 9)

Shareholders' equity
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,981,939 and 12,586,629
   shares issued and outstanding in 1997 and 1996,
   respectively                                         130             126
  Additional paid-in capital                        140,140         133,337
  Accumulated deficit                               (72,756)        (77,450)
                                                   --------        --------

  Total shareholders' equity                         67,514          56,013
                                                   --------        --------

    Total Liabilities and Shareholders' Equity     $234,781        $218,141
                                                   ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                        1997           1996
                                                      --------       --------
Cash Flows From Operating Activities:
  Net income                                           $  4,694      $  8,051
  Discontinued operations, net of income taxes           (1,974)         (604)
                                                       --------      --------

Income from continuing operations                         2,720         7,447
  Depreciation and amortization                           8,475         4,017
  Income taxes                                            1,728         3,580
  Decrease in receivables, substantially all from
   related parties                                        5,419           779
  Increase in deferred costs and other                   (2,607)         (229)
  Increase (decrease) in accounts payable and
   accrued expenses                                        (878)        2,780
  Increase in deferred revenues and other liabilities       713         1,188
  Restricted cash                                          (366)          -
  Other                                                     329           115
                                                       --------      --------

    Net cash provided by continuing operations           15,533        19,677
    Net cash provided (used) by discontinued
     operations                                          (7,999)          388
                                                       --------      --------

      Net cash provided by operating activities           7,534        20,065

Cash Flows From Investing Activities:
  Purchase of  businesses                                   -         (19,776)
  Investment in real estate held for sale, net of
   debt assumed                                             -         (13,608)
  Purchase of management contracts                       (3,471)       (8,708)
  Purchase of long-term notes receivable                 (4,236)       (8,374)
  Purchase of fixed assets                               (5,375)       (4,736)
  Other                                                    (225)          -
                                                       --------      --------

      Net cash used in investing activities             (13,307)      (55,202)

Cash Flows From Financing Activities:
  Additional borrowings                                  12,000        48,000
  Repayments of debt                                    (12,606)      (19,283)
  Proceeds from stock option exercises                    5,378         1,000
  Payment of financing, offering and disposition
   costs                                                   (245)         (452)
                                                       --------      --------

      Net cash provided by financing activities           4,527        29,265
                                                       --------      --------

Decrease in cash and cash equivalents                    (1,246)       (5,872)
Great Atlantic beginning cash (5/3/97)                    1,085           -
Cash and Cash Equivalents, beginning of period            4,779         5,996
                                                       --------      --------

Cash and Cash Equivalents, end of period               $  4,618      $    124
                                                       ========      ========

Supplemental Disclosures of Cash Flow Information:
  Cash interest payments                               $  6,716      $  2,211
  Cash income tax payments                             $    490      $  2,040

Non-cash items:
  Notes payable given as consideration for
   acquisitions                                        $    -        $  6,293
  Stock issued for acquisition of The WMF Group,
   Ltd.                                                $    -        $  3,780

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of NHP Incorporated (the "Company" or "NHP") and its wholly-owned subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for amounts discussed in Note 4) necessary for a fair presentation of the results for the three and nine month periods ended September 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform to current year presentation. All material intercompany accounts and transactions, except for the amounts due from The WMF Group, Ltd. ("WMF") to NHP discussed in Note 2, have been eliminated in consolidation.

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

     On April 21, 1997, the Company entered into a plan to spin off WMF (formerly the Company's Financial Services business segment) to the Company's current shareholders. Accordingly, the accompanying financial statements reflect WMF as discontinued operations in accordance with generally accepted accounting principles ("GAAP"). Amounts due from WMF to NHP Incorporated, of approximately $9.6 million and $0.9 million as of September 30, 1997, and December 31, 1996, respectively, have not been eliminated in consolidation and are included as a receivable in other current assets and as a liability in the net assets of discontinued operations. See Note 2 for discussion of the terms of the settlement of these amounts. The Consolidated Statements of Operations for the three and nine month periods of 1996 have also been restated to reflect WMF as discontinued operations. For further discussion, see Note 2.

     As discussed further in Note 3, on May 5, 1997, the majority (approximately 51%) of the outstanding shares of the Company's common stock was acquired by Apartment Investment and Management Company ("AIMCO"). As a result of the change in control, the Company no longer intends to sell the Great Atlantic properties and, therefore, the results of the real estate operations of the Great Atlantic properties are included in the Company's consolidated financial statements beginning May 5, 1997. The Company's results of operations include a $0.3 million and $0.6 million loss (after-tax) from the operations of the Great Atlantic properties for the three and nine month periods ended September 30, 1997. The Great Atlantic properties are 12 multifamily properties which the Company acquired in 1996, including the right to manage the properties, with the intention of selling the real estate ownership interests to outside investors while retaining the management rights to the properties. Prior to the second quarter of 1997, the Company presented its ownership interests in the Great Atlantic properties on the Consolidated Balance Sheet as an investment in real estate held for sale, which was reported at the lower of carrying value or fair value less estimated cost to sell. The associated debt is reported as real estate related debt on the Consolidated Balance Sheets.

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

     Following the distribution of shares of WMF, NHP and WMF will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of WMF, NHP and WMF will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by WMF to NHP. WMF will not be required to repay the intercompany balance to the extent it is offset by a capital contribution of the intercompany balances up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP from February 1, 1997, through the date of the AIMCO merger. The remaining balance, if any, will be repaid by WMF. NHP will contribute to WMF the excess, if any, of NHP's Free Cash Flow, as defined, over the intercompany amounts owed to NHP. The intercompany balance of approximately $9.6 million, due from WMF to NHP as of September 30, 1997, consists primarily of advances to WMF related to the Proctor and Askew acquisitions, intercompany tax allocations and accumululated interest on amounts due to NHP. For further discussion of WMF's acquisition of Askew, see
Note 5. In addition, the separation agreement will provide, in part, for WMF and NHP to assume all liabilities relating to their separate businesses and operations prior to the distribution (except for the costs of the distribution for which NHP will be responsible) and to indemnify each other for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     WMF was acquired on April 1, 1996. Therefore, operating results presented for the first nine months of 1996 include only six months activity. The operating results of WMF for the three and nine month periods ended
September 30, 1997, the three month period ended September 30, 1996, and the period April 1, 1996, to September 30, 1996, are summarized below (in thousands, except per share amounts):

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                   Three       Three       Nine
                                   Months      Months     Months
                                   Ended       Ended      Ended      April 1 -
                                 September   September   September   September
                                 30, 1997    30, 1996    30, 1997    30, 1996
                                 ---------   ----------  ----------  ---------
Revenue:
  Financial Services             $12,452     $ 6,316     $28,316     $12,911
  Financial Services
   interest income                 1,542       1,133       3,653       2,247
                                 -------     -------     -------     -------
  Total revenue                   13,994       7,449      31,969      15,158

Expenses:
  Salaries and benefits            5,471       3,106      13,125       5,920
  Other general and
   administrative                  3,703       2,088       8,963       4,173
  Financial Services operating
   interest                          451         176         727         595
  Provision for loan servicing
   losses                            261         247         714         503
  Amortization of capitalized
   mortgage servicing rights       1,146       1,024       3,354       1,975
  Depreciation and other
   amortization                      441         305       1,180         588
                                 -------     -------     -------     -------
  Total expenses                  11,473       6,946      28,063      13,754
                                 -------     -------     -------     -------
  Operating income                 2,521         503       3,906       1,404
  Interest expense                   (54)        (72)       (145)       (148)
                                 -------     -------     -------     -------
Income before taxes                2,467         431       3,761       1,256
Provision for income taxes        (1,086)       (249)     (1,787)       (652)
                                 -------     -------     -------     -------

Net income                       $ 1,381     $   182     $ 1,974     $   604
                                 =======     =======     =======     =======

Net income per share of NHP
 Incorporated common stock       $  0.11     $  0.01     $  0.15     $  0.05
                                 =======     =======     =======     =======

     The components of the net assets of discontinued operations (the assets and liabilities of WMF) are summarized below (in thousands):

                                              September 30,     December 31,
                                                  1997              1996
                                              =============     ============
Assets:
  Cash and equivalents                        $ 9,912           $ 6,601
  Mortgage loans held for sale, pledged        35,650            40,263
  Other current assets                          6,544             4,195
                                              -------           -------
    Current assets                             52,106            51,059
  Capitalized mortgage servicing rights, net   22,520            22,460
  Goodwill                                     11,936             7,705
  Other assets                                  4,077             4,140
                                              -------           -------
    Total assets                              $90,639           $85,364
                                              =======           =======

Liabilities:
  Warehouse line of credit                    $34,875           $39,925
  Due to NHP Incorporated                       9,561               872
  Other current liabilities                    12,291            12,329
                                              -------           -------
    Current liabilities                        56,727            53,126
  Long-term debt                                4,788             5,315
  Other long-term liabilities                   4,872             4,395
                                              -------           -------
    Total liabilities                          66,387            62,836
                                              -------           -------

Net assets of discontinued operations         $24,252           $22,528
                                              =======           =======

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



     WMF results for three and nine month periods ended September 30, 1997 exclude $0.2 million and $0.4 million (pre-tax) of interest expense, respectively, on amounts due to NHP which has been eliminated in consolidation.

(3)  CHANGE IN CONTROL AND MERGER AGREEMENT

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by AIMCO, a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE). Upon completion of the merger, each of the Company's stockholders will receive for each share of Company common stock, at the stockholder's election, either (i) a combination of 0.37383 shares of AIMCO common stock and $10.00 cash per share of Company common stock, or (ii) 0.74766 shares of AIMCO common stock. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock, excluding shares deemed to be owned by AIMCO or its affiliates, and customary state and federal regulatory and other approvals. Stockholder meetings to approve the merger are expected to be held in the fourth quarter of 1997.

     On May 5, 1997, AIMCO acquired, pursuant to the Stock Purchase Agreement, 6,496,073 shares of the Company's stock from Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together held a majority of the outstanding shares of the Company's common stock (approximately 54.8%). As consideration for the sale of the Company's common stock, Demeter received $72.6 million in cash and 1,224,463 shares of AIMCO common stock, and Capricorn received 918,394 shares of AIMCO common stock. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO held a majority (approximately 51%) of the issued and outstanding shares of the Company's common stock. AIMCO acquired the remaining 434,049 shares of Company common stock owned by Demeter and Capricorn on September 12, 1997, bringing the total shares of the Company's stock owned by AIMCO to 6,930,122 or approximately 54% of the Company's issued and outstanding shares of common stock.

     On June 3, 1997, AIMCO acquired NHP Partners, Inc. and NHP Partners Two Limited Partnership (the "Real Estate Companies") from Demeter, Capricorn, Phemus Corporation (an affiliate of Demeter), J. Roderick Heller, III (the Chairman, President and Chief Executive Officer of the Company), and NHP Partners Two LLC, for total consideration of $54.8 million cash and warrants to purchase 399,999 shares of AIMCO common stock at an exercise price of $36.00 per share. Prior to the AIMCO purchase, the Real Estate Companies were controlled by Demeter and Capricorn. Prior to the Company's initial public offering in August 1995, the Real Estate Companies were owned by the Company. Most of the properties owned or controlled by the Real Estate Companies are currently managed by the Company pursuant to a long-term property management contract. Pursuant to the Merger Agreement, the Company waived its right of first refusal to purchase the real estate sold to AIMCO.

(4)  NON-RECURRING EXPENSES

     In conjunction with the acquisition of majority ownership of the Company by AIMCO and the purchase of 100% of the Real Estate Companies by AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, to AIMCO's headquarters in Denver, Colorado, or to office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company recorded $3.8 million of expense in the second quarter of 1997, and a $0.6 million adjustment to its previous estimate in the third quarter of 1997, consisting solely of severance costs related to this transition. The total of $4.4 million of expense is included in Non-recurring expenses on the Company's Unaudited Consolidated Statements of Operations. The Company expects that approximately 165 employees will be terminated as a result of the planned relocation. The affected employee group is limited to employees at NHP's Vienna, Virginia headquarters office, which will be closed. As of September 30, 1997, $2.7 million of the $4.4 million had been paid to 78 departing employees.

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Company has recorded other costs, which have been incurred to date, associated with the pending AIMCO merger. These costs are also included in Non-recurring expenses on the Unaudited Consolidated Statement of Operations and include various professional fees and the Company's estimated share of the cost associated with the joint proxy statement incurred to date. These additional non-recurring expenses amounted to $0.4 million and $2.1 million for the three and nine month periods ended September 30, 1997, respectively.
Additional costs related to the merger are expected to be incurred and deducted from income during the fourth quarter of 1997.

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

     The Company and PRC also formed Aptek Management Co. LLC which provides property management services for third-party-owned condominiums, cooperatives, public housing, university and hospital housing in the New York metropolitan region. In addition, the Company and PRC formed Aptek Maintenance Services, LLC, which provides maintenance services for Company-managed properties and third-party-owned properties where competitive, initially in New York and the Washington, D.C. area. Both Aptek Management Co. LLC and Aptek Maintenance Services, LLC are owned equally by PRC and the Company, but PRC will control and oversee their operations. These two joint ventures are accounted for under the equity method of accounting.

     The PRC Acquisition closed in escrow in late 1996 but did not receive HUD 2530 approval until January 1997. Therefore, for financial accounting purposes, the transaction is accounted for as a 1997 acquisition. Total consideration paid by the Company to PRC was approximately $1.4 million. The Company also has a commitment to issue approximately 31,000 shares of the Company's common stock in five years, or the cash equivalent of its then current market value. The estimated value of this commitment is $0.7 million and has been recorded as a liability and is included in other long-term liabilities on the Unaudited Consolidated Balance Sheet as of September 30, 1997. As part of the transaction, PRC has the right to require the Company, at any time, upon 30 days notice through January 2002, to purchase the remaining 85% interest of NHPPRC for $3.8 million (the "Put Option"). The Company recorded a $3.2 million liability related to the Put Option. This liability represents the estimate of the difference between the amount to be paid by the Company ($3.8 million) and the estimate of the present value of the remaining cash flows to be acquired at the time the Put Option is expected to be exercised. This liability is included in other long-term liabilities on the Unaudited Consolidated Balance Sheet. Total purchased management contracts recorded associated with the PRC acquisition was $5.4 million. Also in conjunction with the transaction, the Company lent
$4.2 million to PRC under a promissory note. The note, which is included in other assets on the Unaudited Consolidated Balance Sheet, has a rate of 7% and requires PRC to make quarterly interest payments with the principal amount due in January 2002.

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

     DISCONTINUED OPERATIONS

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of the assets of Askew Investment Company ("Askew"), the third largest commercial mortgage banking firm in metropolitan Dallas-Fort Worth, Texas, for $4.6 million. Included in the transaction is Askew's $425 million loan servicing portfolio of office building, warehouse, retail and multifamily properties, as well as the firm's 14 active correspondent relationships with life insurance companies. The acquisition has been accounted for under the purchase method of accounting.

(6)  RESTRICTED CASH

     Restricted cash relates to the real estate operations of the Great Atlantic properties and includes tenant security deposits held in trust, escrows and capital replacement reserves.

(7)  REAL ESTATE, NET

     Real estate, net at September 30, 1997, consists of the following (in thousands):

                                                   September 30,
                                                        1997
                                                   -------------
Land                                               $14,359
Buildings and improvements                          71,222
                                                   -------
                                                    85,581
Accumulated Depreciation                            (3,724)
                                                   -------
                                                   $81,857
                                                   =======

(8)  OTHER LONG-TERM DEBT AND LINES OF CREDIT

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

     Beginning March 1, 1997, based on the Company's ongoing debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. Effective September 1, 1997, the interest rate on the Company's Credit Facility was adjusted to LIBOR plus 100 basis points per annum. The commitment fee remained at 25 basis points per annum. These rates are evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio.

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(9)  COMMITMENTS AND CONTINGENCIES

     CONTINUING OPERATIONS

     As of September 30, 1997, the Company was committed to performance guarantees, loan guarantees and other guarantees totaling $8.3 million, which largely relate to transactions consummated by the Real Estate Companies prior to their sale in August 1995. The Real Estate Companies have indemnified the Company for any costs which might be incurred by the Company related to these guarantees. In the opinion of management, future calls, if any, on these guarantees are not expected to have a material adverse effect on the Company's financial position or results of operations.

     Pursuant to contracts among certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation (collectively "Oxford") and NHP, NHP manages a portfolio of properties (the "Oxford Properties") controlled by Oxford. The management contracts for individual properties (the "Oxford Management Contracts") have terms of one year and provide for management fees ranging from 3.25% to 9% of each property's rental revenue. Unless 30 days notice of non-renewal is provided by Oxford to NHP, the Oxford Management Contracts automatically renew for additional one year periods. Such contracts are terminable for failure by NHP to meet certain financial performance standards with respect to the management of individual properties, and for cause in certain circumstances, including material breaches of NHP's obligations under the contracts. However, NHP possesses voting rights with respect to certain Oxford entities that NHP believes prevent Oxford from terminating or failing to renew the Oxford Management Contracts without NHP's consent, except in the event of a sale of the managed Oxford properties. In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, Oxford has indicated that it believes it has the right not to renew the Oxford Management Contracts without NHP's consent. AIMCO and the Company believe these assertions are without merit. Although AIMCO and NHP intend to vigorously oppose any attempt by Oxford to terminate or not to renew the Oxford Management Contracts, there can be no assurance that Oxford will not prevail in any such attempt.

     NHP received $12.9 million of management fees from management of the Oxford Properties in 1996 and $9.6 million in the first nine months of 1997. The Stock Purchase Agreement provides that Demeter and Capricorn will indemnify AIMCO against certain losses in excess of $3 million resulting from claims made by Oxford under the Oxford Management Contracts. This indemnification obligation is subject to a number of exceptions and qualifications. Termination of the Oxford Management Contracts could have a material adverse effect on NHP's results of operations.

     DISCONTINUED OPERATIONS

     WMF bears the Level I risk of loss associated with the loans it services under the FNMA DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the FNMA DUS loan servicing portfolio was approximately $838 million at September 30, 1997. The DUS loans are secured by first liens on the underlying multifamily properties and are concentrated primarily in Texas, Nevada, Arizona, Ohio and New York. The Company has provided a reserve for losses of $4.9 million as of September 30, 1997. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced. Under the DUS program, WMF has also established at September 30, 1997, a $4.4 million irrevocable letter of credit on FNMA's behalf to fund any loan losses.

(10)  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which will change the reporting of earnings per share effective

                                 NHP INCORPORATED
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

(11)  PENDING SALE OF HALL PORTFOLIO

     Pursuant to the terms of the NHP Southwest Partners, L.P. partnership agreement, on July 29, 1997, the Real Estate Companies elected to sell their interests in 32 multifamily properties (collectively, the "Hall Portfolio") to other unaffiliated joint venture partners. Effective at the closing of the sale, which is not expected to occur until after the effective date of the AIMCO merger, NHP will no longer provide property management services to the 32 properties which comprise the Hall Portfolio. NHP recognized approximately $1.8 million and $1.3 million in property management revenues associated with management of the Hall Portfolio for the year and nine months ended December 31, 1996, and September 30, 1997, respectively. Although NHP is entitled to a termination fee in connection with this transaction, if (as expected) the termination occurs after the AIMCO merger, the termination fee, if paid, would be an intercompany payment for AIMCO and would not impact their financial results. The sale is subject to customary closing conditions and approvals from unrelated third parties and is expected to be completed by the end of 1997, although there can be no assurance that the sale will ultimately close.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations and regarding the effect of acquisitions. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including the completion of the merger discussed below, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, the availability of working capital, dispositions of properties managed by the Company, and the availability of acquisition opportunities. Additional factors that could affect results are set forth below and in the Company's 1996 Annual Report on Form 10-K, filed March 21, 1997, as amended, and the Company's Registration Statement on Form S-1, filed June 5, 1995, as amended.

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

     On April 21, 1997, the Company entered into a plan to spin off WMF (the Company's former Financial Services business segment) to the Company's current shareholders. The plan provides for the distribution of shares of WMF to existing shareholders pursuant to the terms of a Rights Agreement approved by the Board of Directors. For further discussion, see Note 2 to the Unaudited Consolidated Financial Statements. Accordingly, the accompanying Unaudited Consolidated Financial Statements reflect WMF as discontinued operations in accordance with GAAP. In addition, the 1996 Consolidated Financial Statements have been restated to present WMF as discontinued operations.

     On April 21, 1997, the Company announced that it had entered into a definitive Merger Agreement pursuant to which the Company will be acquired by AIMCO, a real estate investment trust whose shares are traded on the New York Stock Exchange (AIV-NYSE). Upon completion of the merger, each of the Company's stockholders will receive for each share of Company common stock, at the stockholder's election, either (i) a combination of 0.37383 shares of AIMCO common stock and $10.00 cash per share of Company common stock, or (ii) 0.74766 shares of AIMCO common stock. The merger with AIMCO will, however, require approval by two-thirds vote of all shares of Company common stock, excluding shares deemed to be owned by AIMCO or its affiliates, and customary state and federal regulatory and other approvals. Stockholder meetings to approve the merger are expected to be held in the fourth quarter of 1997.

     On May 5, 1997, AIMCO acquired, pursuant to a stock purchase agreement, dated April 16, 1997, 6,496,073 shares of the Company's stock from Demeter Holdings Corporation ("Demeter") and Capricorn Investors, L.P. ("Capricorn"), who together held a majority of the outstanding shares of the Company's common stock (approximately 54.8%). As consideration for the sale of the Company's common stock, Demeter received $72.6 million in cash and 1,224,463 shares of AIMCO common stock, and Capricorn received 918,394 shares of AIMCO common stock. Upon completion of AIMCO's purchase of this portion of the shares held by Demeter and Capricorn, AIMCO held a majority (approximately 51%) of the issued and outstanding shares of the Company's common stock. AIMCO acquired the remaining 434,051 shares of Company common stock owned by Demeter and Capricorn on September 12, 1997, bringing the total shares of the Company's stock owned by AIMCO to 6,930,122, or approximately 54% of the issued and outstanding stock. For further discussion of the pending AIMCO merger and AIMCO's purchase of Company shares held by Demeter and Capricorn, see Note 3 to the Unaudited Consolidated Financial Statements.

     Except for $6.5 million of non-recurring expenses discussed in Note 4 to the Unaudited Consolidated Financial Statements, no effect has been given to the potential impact of the merger with AIMCO in the following discussion of the Company's results of operations and financial position.

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

     DISCONTINUED OPERATIONS

     On April 16, 1997, Washington Mortgage Financial completed the acquisition of the assets of Askew Investment Company ("Askew"), the third largest commercial mortgage banking firm in metropolitan Dallas-Fort Worth, Texas, for $4.6 million. Included in the transaction is Askew's $425 million loan servicing portfolio of office building, warehouse, retail and multifamily properties, as well as the firm's 14 active correspondent relationships with life insurance companies. The acquisition will be accounted for under the purchase method of accounting.

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

     The Company manages approximately 44,000 units that are subsidized under
Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based contracts with the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. A substantial number of the Section 8 subsidies are scheduled to expire prior to 2005, unless renewed. For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of Section 8. Congress has now approved one such proposal and has sent it to the President for signature. This proposal would reduce subsidized rents to market levels, thereby reducing rent subsidies, and would lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The proposal would retain project-based subsidies for most properties (properties in tight rental markets, properties serving the elderly, and certain other properties). The proposal would phase-out project-based subsidies on selected properties serving families and not located in tight rental markets, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographical area. The proposal provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before that date, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in Federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

RESULTS OF OPERATIONS

SUMMARY

     For the third quarter of 1997, the Company recorded pre-tax income from continuing operations of $2.5 million compared with $3.6 million for the third quarter of 1996, a decrease of $1.0 million. For the nine months ended September 30, 1997, the Company recorded pre-tax income of $4.5 million compared with $12.4 million for the same period of 1996, a decrease of $7.9 million. Excluding non-recurring expenses of $1.0 million discussed in Note 4 to the Unaudited Consolidated Financial Statements, third quarter pre-tax earnings were $3.5 million. Excluding non-recurring expenses of $6.5 million, pre-tax earnings for the first nine months of 1997 were $11.0 million.

     Both revenues and expenses from continuing operations of the Company show increases in the three and nine month periods of 1997 over 1996, primarily as a result of the acquisition of Preferred Home Health, Inc. in July 1996, the acquisition of additional property management contracts, and the inclusion of the operating results of the Great Atlantic properties beginning May 5, 1997. The decrease in pre-tax income from continuing operations for the three and nine month periods, excluding non-recurring expenses, resulted primarily from increased costs in 1997 as a result of the move of the Company's headquarters and Indianapolis offices to new locations in 1996, amortization of goodwill related to the acquisition of Preferred Home Health, Inc. and increased amortization of purchased management contracts resulting from acquisitions along with the related increased interest expense on borrowings to finance the acquisitions. In addition, the three and nine month periods ended September 30, 1997, include $0.6 million and $1.0 million, respectively, of pre-tax losses from the real estate operations of the Great Atlantic properties. See the discussion below for further explanations of changes in revenues and expenses.

     The Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA") for the third quarter of 1997, including the results of operations of the Great Atlantic properties and excluding non-recurring expenses, was $9.7 million compared with $6.5 million for the third quarter of 1996, an improvement of $3.2 million, or 50.2%. EBITDA for the first nine months of 1997, including the results of operations of the Great Atlantic properties and excluding non-recurring expenses, was $26.2 million compared with $19.2 million for the same period of 1996, an improvement of $7.0 million, or 36.6%. Approximately $1.9 million and $3.1 million of the increase in EBITDA for the three and nine month periods, respectively, is attributable to including the operating results of the Great Atlantic properties from May 5, 1997 (for further discussion of the Great Atlantic properties, see Note 1 to the Unaudited Consolidated Financial Statements). EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either
(i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or
(ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     The Company recorded a net income for the third quarter of 1997 of $2.9 million, compared with net income of $2.3 million in the third quarter of 1996. For the first nine months of 1997, net income was $4.7 million, compared with net income of $8.1 million for the same period of 1996.

     Table 1 below sets forth the percentage of the Company's total revenue from continuing operations represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and nine months ended September 30, 1997, versus the same periods of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business.

                                      TABLE 1
        SUMMARY FINANCIAL OPERATIONAL DATA - REVENUE AND EXPENSES FROM
            CONTINUING OPERATIONS AS A PERCENTAGE OF TOTAL REVENUE

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                    -------------------     -----------------
                                    1997         1996       1997       1996
                                    ----         ----       ----       ----
REVENUE
  Property management services       24.6%        29.2%      26.7%      28.9%
  On-site personnel, general and
   administrative cost
   reimbursement                     60.1%        63.6%      61.4%      65.6%
  Administrative and reporting
   fees                               2.5%         2.1%       2.3%       2.1%
  Rental revenue                      7.6%         -          4.5%       -
  Other                               5.2%         5.1%       5.1%       3.4%
                                    -----        -----      -----      -----
    Total revenue                   100.0%       100.0%     100.0%     100.0%

EXPENSES
  Salaries and benefits
    On-site employees                58.5%        60.2%      59.5%      63.5%
    Off-site employees               13.1%        14.8%      13.7%      13.7%
  Other general and administrative    6.1%         8.3%       6.9%       7.3%
  Real estate operating costs         4.8%         -          2.9%       -
  Costs charged to the Real
   Estate Companies                   1.6%         3.4%       1.8%       2.1%
  Amortization of purchased
   management contracts               2.5%         2.3%       2.8%       2.1%
  Other depreciation and
   amortization                       3.1%         1.1%       2.5%       0.7%
  Non-recurring expenses              1.7%         -          4.0%       -
                                    -----        -----      -----      -----
    Total expenses                   91.4%        90.1%      94.1%      89.4%
                                    -----        -----      -----      -----
Operating Income                      8.6%         9.9%       5.9%      10.6%
                                    =====        =====      =====      =====
EBITDA                               15.2%        13.5%      12.1%      13.6%
                                    =====        =====      =====      =====

     The Company's expenses include salaries and benefits with respect to employees working at managed properties that are fully reimbursed by the property-owning partnerships, and certain general and administrative costs that are fully reimbursed by the Real Estate Companies. The reimbursements, recorded as revenue under "On-site personnel, general and administrative cost reimbursement," fully offset the corresponding expenses, with no impact on the Company's net income. Therefore, reimbursed expenses and related revenue are not analyzed in any detail below. Table 2 below shows the Company's adjusted revenue and expenses, which excludes on-site personnel, general and administrative cost reimbursements, and related expenses.

     Table 3 below sets forth the percentage of the Company's total revenue excluding on-site personnel, general and administrative cost reimbursement ("adjusted revenue") represented by each revenue and expense line presented. This table is presented as supplemental information to enable the reader to better analyze the change in revenues and expenses during the three and nine month periods ended September 30, 1997, versus the same periods of 1996. The percent of revenue comparison is intended to make the periods more comparable by removing the absolute effect of growth in revenues and expenses which results from expansion of the Company's business. Such a presentation would also reflect economies in operating expenses, to the extent they exist.

                                        TABLE 2
             SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
         ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS (IN THOUSANDS)


                                     Three Months Ended     Nine Months Ended
                                        September 30,        September 30,
                                     -------------------    -----------------
                                     1997         1996        1997       1996
                                     ----         ----        ----       ----
REVENUE
  Property management services      $14,134      $14,001    $43,282    $40,566
  Administrative and reporting
   fees                               1,425        1,029      3,796      2,913
  Rental revenue                      4,394          -        7,310        -
  Other                               2,965        2,455      8,233      4,812
                                    -------      -------    -------    -------
    Adjusted revenue (1)             22,918       17,485     62,621     48,291
EXPENSES
  Salaries and benefits,
   off-site employees                 7,524        7,095     22,257     19,183
  Other general and administrative    3,481        3,987     11,228     10,288
  Real estate operating costs         2,776          -        4,639        -
  Amortization of purchased
   management contracts               1,460        1,114      4,497      3,007
  Other depreciation and
   amortization                       1,760          529      3,978      1,010
  Non-recurring expenses                955          -        6,501        -
                                    -------      -------    -------    -------
    Adjusted operating
     expenses (2)                    17,956       12,725     53,100     33,488
                                    -------      -------    -------    -------
Operating Income                    $ 4,962      $ 4,760    $ 9,521    $14,803
                                    =======      =======    =======    =======

EBITDA                              $ 8,736      $ 6,450    $19,659    $19,151
                                    =======      =======    =======    =======

                                         TABLE 3
              SUMMARY FINANCIAL AND OPERATIONAL DATA - ADJUSTED REVENUE AND
               ADJUSTED OPERATING EXPENSES FROM CONTINUING OPERATIONS AS A
                           PERCENTAGE OF ADJUSTED REVENUE


                                     Three Months Ended     Nine Months Ended
                                        September 30,        September 30,
                                     -------------------    -----------------
                                     1997         1996        1997       1996
                                     ----         ----        ----       ----
REVENUE
  Property management services       61.7%        80.1%      69.1%      84.0%
  Administrative and reporting
   fees                               6.2%         5.9%       6.1%       6.0%
  Rental revenue                     19.2%         -         11.7%       -
  Other                              12.9%        14.0%      13.1%      10.0%
                                    -----        -----      -----      -----
    Adjusted revenue (1)            100.0%       100.0%     100.0%     100.0%
                                    -----        -----      -----      -----

EXPENSES
  Salaries and benefits, off-site
   employees                         32.8%        40.6%      35.5%      39.7%
  Other general and
   administrative                    15.2%        22.8%      17.9%      21.3%
  Real estate operating costs        12.1%         -          7.4%       -
  Amortization of purchased
   management contracts               6.4%         6.4%       7.2%       6.2%
  Other depreciation and
   amortization                       7.7%         3.0%       6.4%       2.1%
  Non-recurring expenses              4.2%         -         10.4%       -
                                    -----        -----      -----      -----
    Adjusted operating
     expenses (2)                    78.4%        72.8%      84.8%      69.3%
                                    -----        -----      -----      -----
Operating Income                     21.6%        27.2%      15.2%      30.7%
                                    =====        =====      =====      =====

EBITDA                               38.1%        36.9%      31.4%      39.7%
                                    =====        =====      =====      =====

------------------
(1) Adjusted revenue excludes on-site personnel, general and administrative cost reimbursement.
(2) Adjusted operating expenses exclude salaries and benefits for on-site employees and costs charged to the Real Estate Companies.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS - THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

     REVENUE

     Total revenue consists of property management services fees, on-site personnel, general and administrative cost reimbursement, administrative and reporting fees, rental revenue, and other revenue. Adjusted revenue equals total revenue less on-site personnel, general and administrative cost reimbursement. Third quarter 1997 total revenue increased $9.6 million, or 19.9%, over third quarter 1996. Third quarter 1997 adjusted revenue increased $5.4 million, or 31.1% over third quarter 1996. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $0.1 million, or 0.9%, during the third quarter of 1997 versus 1996. As a percentage of total revenue, property management revenue decreased to 24.6% from 29.2%. As a percentage of adjusted revenue, property management revenue decreased to 61.7% from 80.1%. The slight increase in absolute terms resulted primarily from an increase in the average number of units managed, due to acquisitions in 1996 and early 1997, offset by the absence of termination fees in the third quarter of 1997 verses 1996. The decrease as a percentage of total and adjusted revenue reflects the addition of rental revenue related to the Great Atlantic properties.

     ADMINISTRATIVE AND REPORTING FEES increased $0.4 million, or 38.5%, during the third quarter of 1997 versus 1996. As a percentage of total revenue, administrative and reporting fees revenue increased to 2.5% from 2.1%. As a percentage of adjusted revenue, administrative and reporting fees revenue increased to 6.2% from 5.9%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. In the future, the Company expects administrative and reporting fees to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     RENTAL REVENUE consists of gross rental revenue less vacancies and concessions. Rental revenue represents three months activity of the Great Atlantic properties which have been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     OTHER REVENUE, which includes Buyers Access (Registered Trademark) fees, revenues from Preferred Home Health, tax credit investment fees, insurance advisory fees and other revenue, increased $0.5 million, or 20.8%, during the third quarter of 1997 versus 1996. As a percentage of total revenue, other revenue increased to 5.2% from 5.1%. As a percentage of adjusted revenue, other revenue decreased to 12.9% from 14.0%. The increase in absolute terms and as a percentage of total revenue resulted primarily from the acquisition of Preferred Home Health in July 1996, and an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program during the third quarter of 1997 versus 1996. These increases were offset somewhat by a decrease in certain transaction driven asset management and tax credit investment fees in the third quarter of 1997 versus 1996. The decrease as a percentage of adjusted revenue resulted primarily from the increase in revenue from the addition of rental revenue related to the Great Atlantic properties.

     EXPENSES

     Total expenses consist of salaries and benefits for on-site and off-site employees, other general and administrative expenses, real estate operating costs, costs charged to the Real Estate Companies, amortization of purchased management contracts, other depreciation and amortization and non-recurring expenses. Adjusted operating expenses equal total expenses less salaries and benefits for on-site employees and costs charged to the Real Estate Companies. Total expenses increased $9.4 million, or 21.7%, in the third quarter of 1997 versus the of 1996. Adjusted operating expenses increased $5.2 million, or 41.1%, in the third quarter of 1997 versus the third quarter of 1996. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $0.4 million, or 6.0%, in the third quarter of 1997 versus 1996. As a percentage of total revenue, salary and benefits - off-site employees decreased to 13.1% from 14.8%. As a percentage of adjusted revenue, salary and benefits - off-site employees decreased to 32.8% from 40.6%. The increase in absolute terms resulted primarily from personnel costs associated with Preferred Home Health and management of additional properties. The decrease as a percentage of total and adjusted revenue resulted primarily from the increase in revenue and expenses due to the addition of rental revenue and real estate operating expenses from the Great Atlantic properties.

     OTHER GENERAL AND ADMINISTRATIVE expenses decreased $0.4 million, or 12.7%, in the third quarter of 1997 versus 1996. As a percentage of total revenue, other general and administrative expenses decreased to 6.1% from 8.3%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 15.2% from 22.8%. The decrease in absolute terms resulted primarily from a lower provision for doubtful accounts in the third quarter of 1997 versus 1996. The decrease as a percentage of total and adjusted revenue resulted primarily from the increase in revenue and expenses due to the addition of rental revenue and real estate operating expenses from the Great Atlantic properties.

     REAL ESTATE OPERATING COSTS represent three months of operating costs of the Great Atlantic properties which have been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $0.3 million, or 31.1%, in the third quarter of 1997 versus 1996. As a percentage of total revenue, amortization of purchased management contracts increased to 2.5% from 2.3%. As a percentage of adjusted revenue, amortization of purchased management contracts remained the same at 6.4%. The increase in absolute terms and as a percentage of total revenues resulted primarily from amortization of additional purchased management contracts.

     OTHER DEPRECIATION AND AMORTIZATION expense increased $1.2 million, or 232.7%, in the third quarter of 1997 versus 1996. As a percentage of total revenue, depreciation and amortization expense increased to 3.1% from 1.1%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 7.7% from 3.0%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from depreciation associated with the Great Atlantic properties ($0.8 million), increased depreciation on computer hardware and software purchased and developed in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

     NON-RECURRING EXPENSES represent costs recorded related to NHP's plan to close its Vienna, Virginia offices and to the pending AIMCO merger. In conjunction with the acquisition of majority ownership of the Company by AIMCO and the purchase of 100% of the Real Estate Companies by AIMCO, the Company has entered into a plan to relocate the various functions performed at its current corporate headquarters to its facilities in Indianapolis, Indiana, to AIMCO's headquarters in Denver, Colorado, or to office space currently leased by the Real Estate Companies in Washington, D.C. Accordingly, the Company recorded $3.8 million of expense in the second quarter of 1997, and a $0.6 million adjustment to its previous estimate in the third quarter of 1997, consisting solely of severance costs related to this transition. The total of $4.4 million of expense is included in Non-recurring expenses on the Company's Unaudited Consolidated Statements of Operations. The Company has recorded other costs, which have been incurred to date, associated with the pending AIMCO merger. These costs are also included in Non-recurring costs on the Unaudited Consolidated Statement of Operations and include various professional fees and the Company's estimated share of the cost associated with the joint proxy statement incurred to date. The Company recorded total non-recurring expenses of $1.0 million and $6.5 million for the three and nine month periods ended September 30, 1997. Additional costs related to the merger are expected to be incurred and deducted from income during the fourth quarter of 1997.


RESULTS OF OPERATIONS - CONTINUING OPERATIONS - NINE MONTHS OF 1997 COMPARED WITH NINE MONTHS OF 1996

     REVENUE

     Total revenue increased $21.6 million, or 15.4%, for the first nine months of 1997 verses 1996. Adjusted revenue increased $14.3 million, or 29.7% for the first nine months of 1997 over the same period of 1996. The reasons for these changes are set forth below.

     PROPERTY MANAGEMENT SERVICES revenue increased $2.7 million, or 6.7%, during the first nine months of 1997 versus 1996. As a percentage of total revenue, property management revenue decreased to 26.7% from 28.9%. As a percentage of adjusted revenue, property management revenue decreased to 69.1% from 84.0%. The increase in absolute terms resulted primarily from an increase in the average number of units managed, due to acquisitions in 1996 and early 1997. The decrease as a percentage of total and adjusted revenue reflects the addition of rental revenue related to the Great Atlantic properties and the more than proportional increase in other revenue discussed below.

     ADMINISTRATIVE AND REPORTING FEES increased $0.9 million, or 30.3%, during the first nine months of 1997 versus 1996. As a percentage of total revenue, administrative and reporting fees revenue increased to 2.3% from 2.1%. As a percentage of adjusted revenue, administrative and reporting fees revenue increased to 6.1% from 6.0%. This revenue is subject to fluctuations from year to year and is recorded on an estimated basis throughout the year, subject to adjustment depending on actual fees received during the year. In the future, the Company expects administrative and reporting fees to decline as a percentage of adjusted revenue because these fees are not received with respect to newly-acquired management contracts and as the properties which have administrative and reporting fees are lost due to sale or other reasons.

     RENTAL REVENUE represents five months activity of the Great Atlantic properties which has been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     OTHER REVENUE increased $3.4 million, or 71.1%, during the first nine months of 1997 versus 1996. As a percentage of total revenue, other revenue increased to 5.1% from 3.4%. As a percentage of adjusted revenue, other revenue increased to 13.1% from 10.0%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from the acquisition of Preferred Home Health in July 1996 and an increase in the average number of units enrolled in the Buyers Access (Registered Trademark) program.

     EXPENSES

     Total expenses increased $26.9 million, or 21.4%, in the first nine months of 1997 versus 1996. Adjusted operating expenses increased $19.6 million, or 58.6%, in the first nine months of 1997 versus of 1996. The reasons for these changes are set forth below.

     SALARIES AND BENEFITS - OFF-SITE EMPLOYEES expenses increased $3.1 million, or 16.0%, in the first nine months of 1997 versus 1996. As a percentage of total revenue, salary and benefits - off-site employees remained the same at 13.7%. As a percentage of adjusted revenue, salary and benefits - off-site employees decreased to 35.5% from 39.7%. The increase in absolute terms resulted primarily from personnel costs associated with Preferred Home Health and management of additional properties. The decrease as a percentage of adjusted revenue resulted primarily from the increase in adjusted revenue due to the addition of rental revenue from the Great Atlantic properties without a proportional increase in salaries and benefits - off-site employees.

     OTHER GENERAL AND ADMINISTRATIVE expenses increased $0.9 million, or 9.1%, in the first nine months of 1997 versus 1996. As a percentage of total revenue, other general and administrative expenses decreased to 6.9% from 7.3%. As a percentage of adjusted revenue, other general and administrative expenses decreased to 17.9% from 21.3%. The increase in absolute terms resulted primarily from growth in the Company's business and increased costs associated with the Company's new facilities in Vienna, Virginia and Indianapolis, Indiana. The decrease as a percentage of total and adjusted revenue resulted primarily from the increase in adjusted revenue due to the addition of rental revenue from the Great Atlantic properties.

     REAL ESTATE OPERATING COSTS represent five months of operating costs of the Great Atlantic properties which have been included in the results of the Company from May 5, 1997, the date of change in control of the Company.

     AMORTIZATION OF PURCHASED MANAGEMENT CONTRACTS increased $1.5 million, or 49.6%, in the first nine months of 1997 versus 1996. As a percentage of total revenue, amortization of purchased management contracts increased to 2.8% from 2.1%. As a percentage of adjusted revenue, amortization of purchased management contracts increased to 7.2% from 6.2%. The increase in absolute terms and as a percentage of total and adjusted revenues resulted primarily from amortization of additional purchased management contracts.

     OTHER DEPRECIATION AND AMORTIZATION expense increased $3.0 million, or 293.9%, in the first nine months of 1997 versus 1996. As a percentage of total revenue, depreciation and other amortization expense increased to 2.5% from 0.7%. As a percentage of adjusted revenue, depreciation and amortization expense increased to 6.4% from 2.1%. The increase in absolute terms and as a percentage of total and adjusted revenue resulted primarily from depreciation associated with the Great Atlantic properties ($1.3 million), increased depreciation on computer hardware and software purchased and developed in connection with the Company's move from mainframe to client-server based technology, leasehold improvements, furniture and equipment purchased in connection with the movement of the Company's headquarters to Vienna, Virginia, and the movement of the Company's Indianapolis, Indiana facilities to a new location in Indianapolis, and amortization of goodwill associated with the acquisition of Preferred Home Health.

     NON-RECURRING EXPENSES represent costs recorded related to NHP's plan to close its Vienna, Virginia offices and to the pending AIMCO merger, as previously discussed. The Company recorded total non-recurring expenses of

$6.5 million for the nine month period ended September 30, 1997. Additional costs related to the merger are expected to be incurred and deducted from income during the fourth quarter of 1997.

INTEREST INCOME AND INTEREST EXPENSE

     Interest income increased $0.5 million, or 1078.7%, for the third quarter of 1997 versus 1996. Interest income increased $1.3 million, or 402.4%, for the first nine months of 1997 versus 1996. This increase for the three and nine month periods is due primarily to interest income recognized on the Goldberg and PRC notes receivable, offset slightly by a decrease in interest income on amounts due from the Real Estate Companies.

     Interest expense increased $1.7 million, or 140.6%, for the third quarter of 1997 versus 1996. Interest expense increased $3.9 million, or 144.6%, for the first nine months of 1997 verses 1996. The increase is due primarily to approximately $1.7 million and $2.9 million of interest expense recorded in the three and nine month periods ended September 30, 1997, respectively, related to the Great Atlantic properties' real estate related debt, as well as a higher level of other debt during 1997 as a result of acquisitions in 1996 and early 1997.

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

     For a summary of WMF's results of operations and the components of net assets of discontinued operations, see Note 2 to the Unaudited Consolidated Financial Statements. WMF's revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of interest rates. Future revenues may fluctuate as a result of changes in these factors. Therefore, WMF's third quarter and nine month results may not be indicative of future period results. WMF results also reflect the impact of certain purchase accounting adjustments. The purchase accounting adjustments relate primarily to the write-up of acquired servicing rights to market value as of the date of acquisition and the recording of the excess of purchase price over net assets acquired ("goodwill"). These adjustments resulted in significantly increased amortization expense related to acquired servicing rights and goodwill. For further discussion, reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report on Form 10-K, as amended, filed March 21, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing operations, particularly property management operations, have historically provided a steady, noncyclical source of cash flow to the Company. Net cash provided by continuing operations for the first nine months of 1997 was $15.5 million compared with $19.7 million for the first nine months of 1996. On September 30, 1997, cash and cash equivalents totaled $4.6 million.

     Net cash provided (used) by discontinued operations includes cash flows from operating, investing and financing activities of WMF, as well as WMF's allocable portion of tax payments and intercompany interest amounts due to NHP. The $8.0 million net cash used by discontinued operations for the first nine months of 1997 represents primarily $3.7 million paid to purchase Proctor and Associates ("Proctor") and $4.6 million paid to purchase the assets of Askew Investment Company ("Askew"). The Proctor acquisition closed as of December 31, 1996, but the cash was not paid until early January 1997. For further discussion of the Askew acquisition, see Note 5 to the Unaudited Consolidated Financial Statements. Net cash provided by discontinued operations for 1996 represents cash flow from the date of purchase, April 1, 1996, and represents primarily borrowings on WMF's acquisition line of credit partially offset by the purchase of mortgage servicing rights and cash used by operations.

     For the first nine months of 1997, net cash used in investing activities was $13.3 million, primarily reflecting payments for the acquisition of property management rights, the purchase of a long-term note receivable related to the PRC transaction, the purchase of hardware and software development related to the Company's ongoing move from mainframe technology to client-server based technology and costs of leasehold improvements, furniture and equipment for additional space at the Company's Vienna, Virginia headquarters. Net cash used in investing activities in the first nine months of 1996 of $55.2 million primarily reflects cash paid for the purchase of WMF, Preferred Home Health, and real estate held for sale (prior to May 5, 1997, the Great Atlantic properties were accounted for as real estate held for sale), as well as payments for acquisition of property management rights, and the costs of computer hardware and the related software development required for the Company's conversion to client-server based technology.

     For the first nine months of 1997, net cash provided by financing activities was $4.5 million, primarily reflecting borrowings on the Credit Facility related to the acquisitions of PRC and Broad Street and borrowings by the Company for WMF's acquisition of Askew, net of repayments on the Credit Facility and cash received from exercises of options under the Company's stock option plans. In the first nine months of 1996, net cash provided by financing activities was $29.3 million, primarily reflecting borrowings to purchase WMF, Preferred Home Health and the real estate held for sale, net of repayments on the Credit Facility.

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

     Beginning March 1, 1997, based on the Company's ongoing debt to EBITDA ratio, the interest rate on the Company's Credit Facility was reduced to LIBOR plus 75 basis points and the commitment fee on the unused portion of the Credit Facility was reduced to 25 basis points per annum. These rates are evaluated quarterly and may vary depending on the Company's debt to EBITDA ratio. On September 30, 1997, the Company had $18 million of available borrowings under this revolving Credit Facility.

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

     Following the distribution of shares of WMF, NHP and WMF will operate independently and neither will have any stock ownership in the other. In conjunction with the distribution of shares of WMF, NHP and WMF will enter into a separation agreement that will govern their ongoing relationship. The separation agreement will provide for the settlement, at or prior to the distribution of shares, of any intercompany amounts owed by WMF to NHP. WMF will not be required to repay the intercompany amounts to the extent offset by a capital contribution of the intercompany balances up to the amount of NHP's Free Cash Flow, as defined by the AIMCO merger agreement, generated by NHP from February 1, 1997, through the date of the AIMCO merger. The remaining balance, if any, will be repaid by WMF. NHP will contribute to WMF the excess, if any, of NHP's Free Cash Flow, as defined, over the intercompany amounts owed to NHP. The intercompany balance of approximately $9.6 million, due from WMF to NHP as of September 30, 1997, consists primarily of advances to WMF related to the Proctor and Askew acquisitions, intercompany tax allocations and accumulated interest on amounts due to NHP. For further discussion of WMF's acquisition of Askew, see
Note 5 to the Unaudited Consolidated Financial Statements. In addition, the separation agreement will provide, in part, for WMF and NHP to assume all liabilities relating to their separate businesses and operations prior to the distribution (except for the costs of the distribution for which NHP will be responsible) and to indemnify each other for such liabilities and all expenses and costs and losses related thereto, all on terms reasonably acceptable to AIMCO.

     Pursuant to contracts among certain entities and individuals associated with Oxford Realty Financial Group, Inc. and Oxford Holdings Corporation (collectively "Oxford") and NHP, NHP manages a portfolio of properties (the "Oxford Properties") controlled by Oxford. The management contracts for individual properties (the "Oxford Management Contracts") have terms of one year and provide for management fees ranging from 3.25% to 9% of each property's rental revenue. Unless 30 days notice of non-renewal is provided by Oxford to NHP, the Oxford Management Contracts automatically renew for additional one year periods. Such contracts are terminable for failure by NHP to meet certain financial performance standards with respect to the management of individual properties, and for cause in certain circumstances, including material breaches of NHP's obligations under the contracts. However, NHP possesses voting rights with respect to certain Oxford entities that NHP believes prevent Oxford from terminating or failing to renew the Oxford Management Contracts without NHP's consent, except in the event of a sale of the managed Oxford properties. In connection with AIMCO's purchase of greater than 50% of the outstanding common stock of the Company, Oxford has indicated that it believes it has the right not to renew the Oxford Management Contracts without NHP's consent. AIMCO and the Company believe these assertions are without merit. Although AIMCO and NHP intend to vigorously oppose any attempt by Oxford to terminate or not to renew the Oxford Management Contracts, there can be no assurance that Oxford will not prevail in any such attempt.

     NHP received $12.9 million of management fees from management of the Oxford Properties in 1996 and $9.6 million in the first nine months of 1997. The Stock Purchase Agreement provides that Demeter and Capricorn will indemnify AIMCO against certain losses in excess of $3 million resulting from claims made by Oxford under the Oxford Management Contracts. This indemnification obligation is subject to a number of exceptions and qualifications. Termination of the Oxford Management Contracts could have a material adverse effect on NHP's results of operations.

     Pursuant to the terms of the NHP Southwest Partners, L.P. partnership agreement, on July 29, 1997, the Real Estate Companies elected to sell their interests in 32 multifamily properties (collectively, the "Hall Portfolio") to other unaffiliated joint venture partners. Effective at the closing of the sale, which is not expected to occur until after the effective date of the AIMCO merger, NHP will no longer provide property management services to the 32 properties which comprise the Hall Portfolio. NHP recognized approximately $1.8 million and $1.3 million in property management revenues associated with management of the Hall Portfolio for the year and nine months ended December 31, 1996, and September 30, 1997, respectively. Although NHP is entitled to a termination fee in connection with this transaction, if (as expected) the termination occurs after the AIMCO merger, the termination fee, if paid, would be an intercompany payment for AIMCO and would not impact their financial results. The sale is subject to customary closing conditions and approvals from unrelated third parties and is expected to be completed by the end of 1997, although there can be no assurance that the sale will ultimately close.

     The Company has provided working capital advances to the Real Estate Companies. These advances, which are included in receivables and totaled
$0.3 million as of September 30, 1997, are payable on demand and incur interest at the rate equal to prime plus 1%. It has not yet been determined how the purchase by AIMCO of the majority of Company's stock and AIMCO's purchase of the Real Estate Companies will impact this arrangement.

                             PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     In October 1997, NHP received a subpoena from the Inspector general of HUD requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for on in connection with management of a HUD project. NHP believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of NHP's acquisitions of management rights for HUD projects - including its acquisition of management rights from Oxford - may be responsive to the subpoena. NHP intends to comply with the subpoena and believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD properties. Although the Inspector General has not initiated any action against NHP or, to NHP's knowledge, any owner of a HUD property managed by NHP, if any such action is taken in the future, it could affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on NHP and AIMCO.

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



                                NHP INCORPORATED
                               (Registrant)

October 24, 1997               By:  /S/    ANN TORRE GRANT
                                    --------------------------------------------
                                    Ann Torre Grant
                                    Executive Vice President, Chief Financial
                                    Officer, and Treasurer (Authorized Officer
                                    and Principal Financial Officer)