Form 10-K/A
period 1996-12-31
NHP INC
filed 1997-10-29
CIK 946358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A
                                Amendment No. 2
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

Item 8.    NHP INCORPORATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                (RESTATED)


                                        INDEX



                                                                           Page
NHP Incorporated

Report of Independent Public Accountants  ................................ F-1
Index of 1994 Auditors' Reports  ......................................... F-2
Consolidated Statements of Operations for the Years Ended December 31,
  1996, 1995 and 1994 (as restated for 1996 and 1995) .................... F-12
Consolidated Balance Sheets as of December 31, 1996 and 1995 (both as restated)  ............................................................. F-13
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1996, 1995 and 1994 (as restated for 1996 and 1995)..................... F-14
Consolidated Statements of Shareholders' Equity (Deficit) for the Years
  Ended December 31, 1996, 1995 and 1994 (as restated for 1996 and 1995).. F-16
Notes to Consolidated Financial Statements................................ F-17

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NHP Incorporated:

We have audited the accompanying consolidated balance sheets of NHP Incorporated (formerly NHP, Inc.), a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1996 and 1995, (both as restated--See Note 2 and Note 5) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 (as restated for 1996 and 1995--See Note 2 and Note 5). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1994 financial statements of certain real estate partnerships whose operating results are included in "income (loss) from discontinued real estate operations, net of income taxes," in the accompanying 1994 consolidated financial statements. The net losses of these real estate partnerships ($1,706,000) represent 10% of 1994 net income. The financial statements of these real estate partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts (including the 1994 gross revenues disclosed in Note
2) included in the consolidated financial statements for these real estate partnerships, is based solely on the reports of the other auditors.

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




                                       /s/ Arthur Andersen LLP
Washington, D.C.,
April 23, 1997 (except with respect to the matters
               discussed in Note 5 and "Discontinued Real Estate Operations" in Note 2 as to which the dates are October 3, 1997 and October 21, 1997, respectively)

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

--------------------
* Incorporated by reference from Exhibit 99 to the Registration Statement on Form S-1 (File No. 33-93110) of NHP Incorporated.

                                   NHP INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Year Ended December 31,
                                                   ---------------------------------------
                                                    (Restated)    (Restated)
                                                       1996          1995         1994
                                                       ----          ----         ----
Revenue, substantially all from
 related parties
     Property management services                  $  54,632     $  48,336     $  40,953
     On-site personnel, general and
      administrative
      cost reimbursement                             127,266       117,249        98,158
     Administrative and reporting fees                 4,593         4,148         3,680
     Other                                             8,488         4,941         4,505
                                                   ---------     ---------     ---------
       Total revenue                                 194,979       174,674       147,296

Expenses
     Salaries and benefits
       On-site employees                             124,138       113,100        93,560
       Off-site employees                             26,641        22,371        19,099
     Other general and administrative                 14,074        11,899        10,968
     Costs charged to the Real Estate Companies        3,128         4,149         4,598
     Amortization of purchased management
       contracts                                       4,562         3,076         2,043
     Other depreciation and amortization               1,759           727           481
     Non-recurring expenses                              --             45         1,806
                                                   ---------     ---------     ---------
       Total expenses                                174,302       155,367       132,555
                                                   ---------     ---------     ---------

Operating income                                      20,677        19,307        14,741
Interest income                                          747           292           121
Interest expense                                      (3,982)       (5,788)       (5,857)
                                                   ---------     ---------     ---------

Income from continuing operations before
  income taxes and extraordinary item                 17,442        13,811         9,005
Income tax (provision) benefit                        (6,977)       17,802           --
                                                   ---------     ---------     ---------
Income from continuing operations before
 extraordinary item                                   10,465        31,613         9,005
Income (loss) from discontinued operations, net
 of income tax (provision) benefit of ($1,144),
 $2,515 and $0 in 1996, 1995 and 1994,
  respectively                                         1,155        (3,771)        7,490
                                                   ---------     ---------     ---------
Income before extraordinary item                      11,620        27,842        16,495
Extraordinary item, net of income taxes -
 (see Note 16)                                           --           (400)          --
                                                   ---------     ---------     ---------
       Net income                                  $  11,620     $  27,442     $  16,495
                                                   ---------     ---------     ---------
                                                   ---------     ---------     ---------
Net income (loss) per common share:
     Continuing operations before extraordinary
      item                                         $     .82     $    3.27     $    1.11
     Discontinued operations                             .09          (.38)          .93
     Extraordinary item                                 --            (.04)          --
                                                   ---------     ---------     ---------
       Net income                                  $     .91     $    2.85     $    2.04
                                                   ---------     ---------     ---------
                                                   ---------     ---------     ---------

The accompanying notes are an integral part of these consolidated statements.

                           NHP INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS)

                                                                                        December 31,
                                                                               ----------------------------
                                                                                 (Restated)        (Restated)
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


Commitments and contingencies (Note 14)

Shareholders' equity
    Common stock, $0.01 par value, 25,000,000 shares authorized;
      12,586,629 and 12,264,675 shares issued and outstanding in
      1996 and 1995, respectively                                                     126               123
    Additional paid-in capital                                                    133,337           128,101
    Accumulated deficit                                                           (77,450)          (89,070)
                                                                                 --------         ---------
    Total shareholders' equity                                                     56,013            39,154
                                                                                 --------         ---------

      Total Liabilities and Shareholders' Equity                                 $218,141         $  84,770
                                                                                 --------         ---------
                                                                                 --------         ---------


The accompanying notes are an integral part of these consolidated statements.

                        NHP INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)

                                                                Year Ended December 31,
                                                       ----------------------------------------
                                                        (Restated)     (Restated)
                                                           1996           1995           1994
                                                           ----           ----           ----
Cash Flows From Operating Activities:
    Net income                                         $  11,620      $  27,442      $  16,495
    Extraordinary item, net of income taxes                  --             400            --
    Discontinued operations, net of income taxes          (1,155)         3,771         (7,490)
                                                       ---------      ---------       --------
    Income before extraordinary item and
     discontinued operations                              10,465         31,613          9,005
    Depreciation and amortization                          6,321          3,803          2,524
    Income taxes                                           5,997        (18,744)           --
    Increase in receivables, substantially all from
     related parties                                      (3,529)        (5,893)        (2,389)
    (Increase) decrease in other assets                   (1,646)        (1,477)           160
    Increase (decrease) in accounts payable and
     accrued expenses                                      3,057           (293)           886
    Increase in deferred revenues and other
     liabilities                                           1,124            515             76
    Other                                                    176            176          1,630
                                                       ---------      ---------       --------

      Net cash provided by continuing operations          21,965          9,700         11,892
      Net cash used in discontinued operations              (164)        (8,554)          (217)
                                                       ---------      ---------       --------

      Net cash provided by operating activities           21,801          1,146         11,675
                                                       ---------      ---------       --------
Cash Flows From Investing Activities:
    Purchase of businesses                               (19,763)           --             --
    Investment in real estate held for sale, net
      of debt assumed                                    (13,719)           --             --
    Purchase of management contracts                      (8,798)       (13,809)        (2,059)
    Purchase of long-term notes receivable                (8,374)           --             --
    Purchase of fixed assets                              (6,161)        (2,217)        (2,484)
                                                       ---------      ---------       --------

    Net cash used in investing activities                (56,815)       (16,026)        (4,543)
                                                       ---------      ---------       --------
Cash Flows From Financing Activities:
    Additional borrowings                                 53,000         33,207            133
    Repayments of debt                                   (19,471)       (61,466)        (6,000)
    Borrowings from related parties                          --           1,119          3,903
    Repayments of notes payable to related parties          (352)       (10,369)          (332)
    Repurchases of common stock from related parties         --            (375)          (808)
    Proceeds from issuance of common stock, net              --          51,987            --
    Proceeds from option exercises                         1,211            --             --
    Proceeds from sale of stock to related parties           --             --             343
    Payment of financing, offering and disposition
     costs                                                  (591)        (5,317)        (1,515)
                                                       ---------      ---------       --------
    Net cash provided by (used in) financing
     activities                                           33,797          8,786         (4,276)
                                                       ---------      ---------       --------

(Decrease) increase in cash and cash equivalents          (1,217)        (6,094)         2,856
Cash and cash equivalents, beginning of period             5,996         12,090          9,234
                                                       ---------      ---------       --------

Cash and cash equivalents, end of period               $   4,779      $   5,996       $ 12,090
                                                       ---------      ---------       --------
                                                       ---------      ---------       --------


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

                                 NHP INCORPORATED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (RESTATED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              Common Stock      Additional
                                       ------------------------   Paid-In      Accumulated    Treasury
                                         Shares       Par Value   Capital        Deficit        Stock      Total
                                       ---------      ---------   -------      -----------    --------     -----
Balance, January 1, 1994                8,030,925        $ 80    $  69,343     $ (133,007)     $  --     $(63,584)

    Sale of common stock                   32,500         --           343            --          --          343
    Repurchase of common stock                --          --           --             --         (808)       (808)
    Retirement of treasury stock          (76,500)        --          (808)           --          808         --
    Net income                                --          --           --           16,495        --       16,495
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1994              7,986,925          80       68,878       (116,512)        --      (47,554)

    Stock option compensation                 --          --           583            --          --          583
    Repurchase of common stock                --          --           --             --         (375)       (375)
    Retirement of treasury stock          (31,250)        --          (375)           --          375         --
    Issuance of common stock
      in public offering, net           4,300,000          43       48,198            --          --       48,241
    Issuance of common stock
     to Directors                           9,000         --           127            --          --          127
    Sale of Real Estate Companies
     (Note 1) (Restated)                      --          --        10,690            --          --       10,690
    Net income (Restated)                     --          --           --          27,442         --       27,442
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1995             12,264,675         123      128,101        (89,070)        --       39,154

    Stock issued in acquisition           210,000           2        3,778            --          --        3,780
    Exercise of stock options             111,954           1        1,497            --         (39)       1,459
    Retirement of treasury stock              --          --           (39)           --          39         --
    Net income                                --          --          --           11,620         --       11,620
                                       ----------        ----    ---------     ----------      ------   ---------

Balance, December 31, 1996             12,586,629        $126    $ 133,337     $  (77,450)     $  -     $  56,013
                                       ----------        ----    ---------     ----------      ------   ---------
                                       ----------        ----    ---------     ----------      ------   ---------


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
                                                      -------
                                                      -------

    DISCONTINUED REAL ESTATE OPERATIONS

    On June 14, 1994, the Company's Board of Directors approved a plan (the "Plan") to dispose of the Company's real estate operations immediately prior to an IPO of the Company's common stock. On August 18, 1995, the Company completed its IPO and sold the Real Estate Companies. In consideration for the sale of the Real Estate Companies, Demeter, Capricorn and Mr. Heller canceled $9.1 million of indebtedness owed to them by the Company. The 1995 financial statements of a partnership accounted for by The Real Estate Companies using the equity method have been restated to expense in 1995 the cost of acquiring the management contracts related to certain multifamily properties. The acquisition cost was originally capitalized by the partnership and amortized over a 70-month period. The Company's 1995 financial statements have been restated to reflect the Company's share of the partnership's restated loss. The effect of the restatement was to increase the loss from discontinued operations, net of income taxes of $1.2 million, by $1.8 million in the accompanying 1995 consolidated statement of operations. The restatement also had the effect of increasing the net liabilities of the Real Estate Companies as of the date of the sale which resulted in the Company receiving an additional net gain on sale of $1.8 million. The net liabilities of the Real Estate Companies as of the date of the sale were $6.4 million (restated) and transaction costs related to the sale, including taxes of $2.3 million, were $4.8 million, which resulted in the Company recording a net gain on the sale of the Real Estate Companies of $10.7 million (restated). The gain was recorded as a direct adjustment to additional paid-in capital.

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

    The operating results of the discontinued real estate operations are summarized below (in thousands):

                                             Year Ended December 31,
                                       ----------------------------------
                                                     (Restated)
                                       1996             1995           1994
                                       ----             ----           ----
Gross revenues                          --            $23,874        $35,121
Net income (loss) before
 extraordinary item, net of minority
 interest and net of an income tax
 benefit of $2,515 for 1995 and $0
 for 1994                               --            $(3,771)       $ 7,490

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


                                                              (Restated)
                                               1996              1995
                                             --------          --------
     Net income - as reported                $11,620
 $27,442
     Net income - pro forma                  $11,033           $27,247
     Net income per common share - as
      reported                               $   .91           $  2.85
     Net income per common share -
      pro forma                              $   .87           $  2.83

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

Stock price:
  High                                                   $19 5/8      $20 5/8     $20 7/8      $    19
  Low                                                         17       17 5/8      16 5/8       15 1/4

                                                                        1995 Quarters (Restated)
                                                            --------------------------------------------
                                                            First       Second       Third       Fourth
                                                            -----       ------       -----       ------
Total revenue                                            $42,002      $42,916     $43,877      $45,879
Operating income                                           3,705        4,674       5,056        5,872
Income from continuing operations before
 extraordinary item                                        1,882        2,745      23,720        3,266
Income (loss) from discontinued real estate operations    (4,493)         589         133           --
Income before extraordinary item                          (2,611)       3,334      23,853        3,266

Per common share:
  Income from continuing operations before
   extraordinary item                                    $   .24      $   .35     $  2.35     $    .26
  Income (loss) from discontinued operations                (.46)         .06         .02           --
  Income before extraordinary item                          (.22)         .41        2.37          .26
  Dividends declared (a)                                      --           --          --           --


Stock price (b):
  High                                                        --           --         $14      $18 5/8
  Low                                                         --           --          12       13 3/4

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

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

 (a) 3 Exhibits


       Exhibit 23.1  -  Consent of Arthur Andersen LLP dated October 27, 1997.
       Exhibit 23.2  -  Consent of Deloitte & Touche LLP dated October 27, 1997.
       Exhibit 23.3  -  Consent of Anders, Minkler & Diehl LLP dated
                        October 27, 1997.
       Exhibit 23.4  -  Consent of Dauby O'Connor & Zaleski, LLC dated
                        October 27, 1997
       Exhibit 23.5  -  Consent of Edwards Leap & Sauer dated October 27, 1997.
       Exhibit 23.6  -  Consent of George A. Hieronymous & Company, LLC dated
                        October 27, 1997.
       Exhibit 23.7  -  Consent of Goldenberg Rosenthal Friedlander, LLP dated
                        October 27, 1997.
       Exhibit 23.8  -  Consent of Hansen, Hunter & Kibbee, P.C. dated
                        October 27, 1997.
       Exhibit 23.9  -  Consent of J. H. Cohn LLP dated October 27, 1997.
       Exhibit 23.10 -  Consent of J. A. Plumer & Co., P.A. dated
                        October 27, 1997.
       Exhibit 23.11 -  Consent of Marks Shron & Company, LLP dated
                        October 27, 1997.
       Exhibit 23.12 -  Consent of Reznick Fedder & Silverman dated
                        October 27, 1997.
       Exhibit 23.13 -  Consent of Russell Thompson Butler & Houston dated
                        October 27, 1997.
       Exhibit 27    -  Amended Financial Data Schedule

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

Dated October 27, 1997